Form 10-Q
period 1996-06-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1996-08-14
CIK 847260

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549


                                       FORM 10-Q

(Mark One)

/ x / Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                            FOR QUARTER ENDED June 30, 1996
                                          or

/   /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934


        Transition Period       From:             To:


                           Commission File Number:  0-19398


                     VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                (Exact name of Registrant as Specified in its Charter)

                                       Virginia
                               (State of incorporation)

                           IRS Employer ID No.:  54-1534067

                 2101 Parks Avenue, Virginia Beach, Virginia    23451
                       (Address of principal executive offices)

                                    (804) 428-9331
                 (Registrant's telephone number, including area code)


Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report:      N/A


Indicate by check mark whether the registrant (1) has filed all documents reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES  x       NO


Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date:      4,965,944

                     VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION

                                       CONTENTS

PART I - FINANCIAL INFORMATION

Item I

Unaudited Consolidated Statements of Financial Condition
as of June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .    3

Unaudited Consolidated Statements of Income for the
three and six months ended June 30, 1996 and 1995 . . . . . . . . . . . .    4

Unaudited Consolidated Statements of Cash Flows for the
six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .5 - 6

Unaudited Consolidated Statement of Stockholders'
Equity for the six months ended June 30, 1996 . . . . . . . . . . . . . .    7

Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . .    8

Item II

Management's Discussion and Analysis of
Financial Condition and Results of Operations . . . . . . . . . . . . . .9 - 13

PART II - OTHER INFORMATION

Item 1
Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 2
Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 3
Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .   14

Item 4
Submission of Matters to a Vote of Security Holders . . . . . . . . . . .   14

Item 5
Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6
Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                     UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          (dollars in thousands, except share data)



                                                                      June 30,      Dec. 31,
                                                                        1996          1995
                                                                      --------      --------

ASSETS
Cash and amounts due from banks. . . . . . . . . . . . . . . . .    $ 11,718        $  8,519
Securities purchased under agreements to resell. . . . . . . . .          --          55,000
Investment securities
   Held-to-maturity (fair value $15,559,
     $14,853, respectively). . . . . . . . . . . . . . . . . . .      15,924          15,050
   Available-for-sale, carried at fair value . . . . . . . . . .      12,846          11,867
Mortgage-backed and related securities
   Held-to-maturity (fair value $29,692,
     $34,186, respectively). . . . . . . . . . . . . . . . . . .      31,613          34,458
   Available-for-sale, carried at fair value . . . . . . . . . .      88,501         103,321
Loans receivable
   Held-for-investment . . . . . . . . . . . . . . . . . . . . .     425,647         433,562
   Held-for-sale . . . . . . . . . . . . . . . . . . . . . . . .       3,845          14,020
Foreclosed real estate . . . . . . . . . . . . . . . . . . . . .       3,752           5,767
Property and equipment . . . . . . . . . . . . . . . . . . . . .       5,186           5,275
Accrued income receivable. . . . . . . . . . . . . . . . . . . .       4,252           4,546
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       5,548           7,577
                                                                     ---------     ---------
                                                                     $608,832      $698,962
                                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         $443,962      $492,971
Advances from the Federal Home Loan Bank . . . . . . . . . .          106,510       158,010
Securities sold under agreements to repurchase . . . . . . .            5,013            --
Advance payments by borrowers for taxes and
  insurance. . . . . . . . . . . . . . . . . . . . . . . . .            1,412         1,252
Other liabilities. . . . . . . . . . . . . . . . . . . . . .           10,729         5,697
                                                                     ---------     ---------
                                                                      567,626       657,930
                                                                     ---------     ---------
STOCKHOLDERS' EQUITY
Serial preferred stock, authorized 5,000,000
   shares, no shares issued or outstanding . . . . . . . . . .             --            --

Common stock, $.01 par value, 10,000,000 shares
   authorized;  4,965,094 shares issued and
   outstanding in 1996 (4,957,422 in 1995) . . . . . . . . . .             50            50
Capital in excess of par value . . . . . . . . . . . . . . . .          9,292         9,237
Retained earnings -  substantially restricted. . . . . . . . .         32,481        31,706
Net unrealized gain (loss) on
   securities available-for-sale . . . . . . . . . . . . . . .           (617)           39
                                                                     ---------     ---------
                                                                       41,206        41,032
                                                                     ---------     ---------
                                                                    $ 608,832     $ 698,962
                                                                     =========     =========


                      Notes to Unaudited Consolidated Financial Statements
                             are an integral part of this statement

                          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                           UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                          (dollars in thousands, except per share data)

                                              For the Three Months           For the Six Months
                                                  Ended June 30,               Ended June 30,
                                             1996           1995           1996           1995
                                          --------        --------      --------       --------

Interest and fees on loans . . . . . .     $ 9,345        $ 9,309       $ 18,655      $ 18,234
Interest on mortgage-backed
   and related securities. . . . . . .       2,124          3,395          4,374         6,896
Other interest and
   dividend income . . . . . . . . . .         510            600          1,508         1,222
                                          --------        --------      --------       --------
   Total interest income . . . . . . .      11,979         13,304         24,537        26,352
                                          --------        --------      --------       --------
Interest on deposits . . . . . . . . .       6,053          6,878         12,501        13,434
Interest on Federal Home
   Loan Bank advances. . . . . . . . .       1,695          2,554          3,885         4,948
Interest on repurchase
   agreements  . . . . . . . . . . . .          22            234             22           394
                                          --------        --------      --------       --------
   Total interest expense. . . . . . .       7,770          9,666         16,408        18,776
                                          --------        --------      --------       --------
Net interest income. . . . . . . . . .       4,209          3,638          8,129         7,576
Provision for loan losses. . . . . . .         100             --            100            --
                                          --------        --------      --------       --------
Net interest income after
   provision for loan losses . . . . .       4,109          3,638          8,029         7,576
                                          --------        --------      --------       --------
OTHER INCOME
Market value adjustment on
   derivative contracts. . . . . . . .          --             80             --          (232)
Gain on sales of loans . . . . . . . .         251            480            678           579
Gain on sales of foreclosed
   real estate . . . . . . . . . . . .          76              7             96            19
Mortgage loan servicing fees . . . . .         183            155            368           356
Other. . . . . . . . . . . . . . . . .         319            317            638           623
                                          --------        --------      --------       --------
                                               829          1,039          1,780         1,345
                                          --------        --------      --------       --------
OTHER EXPENSES
Salaries and employee
  benefits . . . . . . . . . . . . . .       1,590          1,815          3,158         3,658
Net occupancy expense of
  premises . . . . . . . . . . . . . .         815            857          1,466         1,649
Provision for losses on
   foreclosed real estate. . . . . . .         124             --            424            --
Other net expense of
   foreclosed real estate. . . . . . .          51            113            108           195
Federal deposit insurance
  premiums . . . . . . . . . . . . . .         322            328            656           655
Other. . . . . . . . . . . . . . . . .       1,028          1,153          2,089         2,196
                                          --------        --------      --------       --------
                                             3,930          4,266          7,901         8,353
                                          --------        --------      --------       --------
Income before income taxes . . . . . .       1,008            411          1,908           568
Provision for income taxes . . . . . .         383            140            736           193
                                          --------        --------      --------       --------
Net income . . . . . . . . . . . . . .    $    625        $   271       $  1,172      $    375
                                         =========       =========     =========      =========
Earnings per common share

Net income . . . . . . . . . . . . . .    $   0.13       $   0.06       $   0.24      $   0.08
                                         =========       =========     =========      =========
Dividend per common share. . . . . . .    $   0.04       $   0.04       $   0.08      $   0.08
                                         =========       =========     =========      =========

                    The Notes to Unaudited Consolidated Financial Statements
                             are an integral part of this statement

                          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (dollars in thousands, except per share data)

                                                                          For the Six Months
                                                                              Ended June 30,
                                                                        1996            1995
                                                                      --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income. . . . . . . . . . . . . . . . . . . . . . . .          $1,172         $375
    Adjustments to reconcile net income to net
       cash provided by operating activities . . . . . . . . .
    Provision for loan losses. . . . . . . . . . . . . . . . .            100              --
    Provision for losses on foreclosed real estate . . . . . .            424              --
    Depreciation . . . . . . . . . . . . . . . . . . . . . . .            581             489
    Amortization of loan discounts and fees. . . . . . . . . .           (686)           (696)
    Amortization of other discounts and premiums . . . . . . .            296             157
    Market value adjustment on derivative contracts. . . . . .             --             232
    Gain on sales of foreclosed real estate. . . . . . . . . .            (96)            (19)
    Gain on sales of loans . . . . . . . . . . . . . . . . . .           (678)           (579)
    Originations/purchases of loans held-for-sale. . . . . . .        (47,594)        (98,785)
    Proceeds from sales of loans held-for-sale . . . . . . . .         58,447          90,191
    Decrease in accrued income receivable. . . . . . . . . . .            294              51
    Increase in other assets . . . . . . . . . . . . . . . . .          2,096              31
    Increase in other liabilities. . . . . . . . . . . . . . .          5,032           4,768
                                                                      --------       ---------

    Net cash provided by (used for)
       operating activities. . . . . . . . . . . . . . . . .           19,388          (3,785)
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in loans receivable. . . . . . . .          7,626          (6,431)
    Principal payments received on mortgage-backed
       and related securities. . . . . . . . . . . . . . . . .         16,793          11,307
    Proceeds from maturities of investment securities. . . . .          7,000           9,038
    Proceeds from sales of
       Securities purchased under agreements
          to resell. . . . . . . . . . . . . . . . . . . . . .         55,000              --
       Foreclosed real estate  . . . . . . . . . . . . . . . .          2,683           3,732
       Property and equipment. . . . . . . . . . . . . . . . .              8              --
    Purchases of
       Investment securities held-to-maturity. . . . . . . . .         (8,000)         (3,000)
       Investment securities available-for-sale. . . . . . . .         (1,000)             --
       Property and equipment. . . . . . . . . . . . . . . . .           (500)         (1,258)
       Additions to foreclosed real estate . . . . . . . . . .           (121)           (921)
                                                                      --------       ---------
    Net cash provided by investing activities. . . . . . . . .         79,489          12,467
                                                                     ---------       ---------




                                                                     Continued



                    The Notes to Unaudited Consolidated Financial Statements
                             are an integral part of this statement

                          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                          (dollars in thousands, except per share data)




                                                                         For the Six Months
                                                                           Ended June 30,
                                                                       1996           1995
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in money market
       deposit accounts, NOW accounts and
       savings deposits. . . . . . . . . . . . . . . . . . . .      $  (1,357)       $    259
    Net increase (decrease) in certificates
      of deposit . . . . . . . . . . . . . . . . . . . . . . .        (47,652)          7,187
    Proceeds from Federal Home Loan Bank advances. . . . . . .        128,000         194,000
    Payments on Federal Home Loan Bank advances. . . . . . . .       (179,500)       (209,000)
    Net increase in securities sold under
      agreements to repurchase . . . . . . . . . . . . . . . .          5,013           1,226
    Net increase in advance payments by borrowers. . . . . . .            160             559
    Proceeds from issuance of common stock . . . . . . . . . .             55             102
    Cash dividends paid. . . . . . . . . . . . . . . . . . . .           (397)           (394)
                                                                     ---------       ---------
      Net cash used for financing activities . . . . . . . . .        (95,678)         (6,061)
                                                                     ---------       ---------
Increase in cash and amounts due from banks. . . . . . . . . .          3,199           2,621
Cash and amounts due at beginning of period. . . . . . . . . .          8,519           2,009
                                                                     ---------       ---------
Cash and amounts due from banks at end of period . . . . . . .     $   11,718       $   4,630
                                                                     =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid on deposits. . . . . . . . . . . . . . . . .     $   17,287      $   18,228

SCHEDULE OF NONCASH INVESTING ACTIVITIES
    Foreclosed real estate acquired in settlement
    of loans, net of allowances. . . . . . . . . . . . . . . .     $      875       $   1,635






                    The Notes to Unaudited Consolidated Financial Statements
                             are an integral part of this statement

                          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                    UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          (dollars in thousands, except per share data)





                                                                Net
                                                             Unrealized
                                                                 Gain
                                                              (Loss) on
                                                Capital in    Securities
                                                 Excess of    Available-  Retained
                             Shares    Amount    Par Value     for-Sale   Earnings       Total
                           ---------  ---------  ---------    ---------  ---------      ------


Balance,
  Dec. 31, 1995 . . . .    4,957,422     $ 50       $9,237        $  39   $ 31,706    $ 41,032

Net income for the six
   months ended
   June 30, 1996 . . . .                                                     1,172       1,172

Sale of shares of common
   stock to Employee
   Stock Purchase Plan . .     6,172                    47                                  47

Exercise of stock options
   for shares of common
   stock . . . . . . . .       1,500                     8                                   8


Change in net unrealized gain
   (loss) on securities
   available-for-sale . .                                        (656)                    (656)

Cash dividends paid. . .                                                     (397)        (397)
                            --------   --------  ---------    --------- ----------    --------

Balance,
   June 30, 1996 . . . .   4,965,094        $50     $9,292       $(617)    $32,481     $41,206
                           =========   ========  =========    =========  =========    ========










                      Notes to Unaudited Consolidated Financial Statements
                             are an integral part of this statement

                     VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





1. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Virginia Beach Federal Financial Corporation (the "Corporation") the financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Corporation.

      The Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 should be read in conjunction with this Form 10-Q.

2. Net unamortized premiums on loans and mortgage-backed securities amounted to $770,000 at June 30, 1996. Deferred loan fees at June 30, 1996 amounted to $1,528,000.

3. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $28,250,000 the Bank had outstanding commitments to purchase or originate $32,211,000 in loans at June 30, 1996. The Bank also had outstanding commitments to sell $9,308,000 in loans at June 30, 1996.

5. Primary earnings per share has been computed based on the weighted average number of shares outstanding assuming the issuance of shares under the Corporation's stock option plan and use of the proceeds to purchase the Corporation's outstanding common stock at the weighted average market price during the period. At June 30, 1996 and 1995, there were 280,450 and 198,962 option shares exercisable at a weighted average exercise price of $6.85 and $6.62 per share, respectively. There is no material difference between primary and fully diluted earnings per share.

                     VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

ASSETS

        The Company's total assets at June 30, 1996 were $609 million which is a decrease of $90.1 million or 12.9% from December 31, 1995. This decrease is mainly due to the net effect of a $55.0 million decrease in securities purchased under agreements to resell, a $ 18.1 million decrease in net loans receivable, a $15.8 million decrease in the Bank's securities portfolios, a $2.0 million decrease in foreclosed real estate and a $2.0 million decrease in other assets. These decreases were partially off-set by a $3.2 million increase in cash and amounts due from banks. The intentional reduction in total assets has caused the Bank's core capital ratio to increase to 6.8% at June 30, 1996 from 5.8% at December 31, 1995.

      The $55.0 million decrease in securities purchased under agreements to resell was due to the Company electing not to replace these assets when they matured, thus reducing the total assets of the Company. The decrease of $15.8 million in the Bank's securities portfolios at June 30, 1996 as compared to December 31, 1995 is due mainly to the normal repayment and maturity of securities. The Bank collected $16.8 million in principal on mortgage-backed and related securities and $7.0 million from maturities of fixed and variable rate investment securities. These reductions were off-set by the purchase of $9.0 million fixed rate U.S. Treasury or U. S. Government Agency securities. In accordance with Financial Accounting Standards No.115 ("FAS115"), the Company has recorded a reduction to shareholders' equity of $617,000 to reflect a decline in the market value of securities classified as available-for-sale.

The Bank's loan portfolio decreased $18.1 million at June 30, 1996 as compared to December 31, 1995. The decrease of $10.2 million in loans held-for-sale and $6.7 million in residential mortgage loans is attributable primarily to the Company's sale of five of its loan production offices outside the local retail banking market during the fourth quarter of 1995 and the Company's retention of lower levels of mortgage production for its own portfolio. Of the net decrease of $7.4 million in the Bank's commercial real estate and construction lending portfolios, $6.0 million was attributable to the pay-off of commercial real estate loans outside of the Bank's local lending area. The Bank's land acquisition, commercial and consumer lending portfolios increased a total of $6.5 million at June 30, 1996, as compared to December 31, 1995.

LIABILITIES

      Total liabilities decreased by $90.3 million or 13.7% to $568 million during the first six months of 1996. This decrease is mainly due to a $49.0 million decrease in deposits and a $51.5 million decrease in advances from the Federal Home Loan Bank. These decreases were partially offset by a $5.0 increase in securities sold under agreements to repurchase, and a $5.0 million increase in other liabilities associated with recurring fluctuations in the timing of payment for certain accrued items. The decrease in deposit balances is in keeping with management's emphasis of focusing on the local retail deposit base. Of the $49.0 million decrease in deposits since December 1995, $45.9 million occurred in brokered and other out-of-area deposits.

      The decrease of $51.5 million in Federal Home Loan Bank advances is mainly attributable to the Bank's repayment of maturing advances with funds generated from the sale of securities under agreements to resell during the first quarter.

NON-PERFORMING ASSETS

      Non-performing assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $7.1 million at June 30, 1996 compared to $9.6 million at December 31, 1995.

      The delinquent loan component of non-performing assets was $3.4 million, $3.8 million, and $6.4 million, at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. The delinquent loans were substantially secured by single-family residential properties at June 30, 1996.

      Charges to the foreclosed real estate allowance were $1,456,000 during the first six months of 1996; of that amount, $1,368,000 related to a single strip shopping center property which was sold during June 1996. The remainder related to single family properties.

      Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank when the collectability of loans is impaired and the value of the security property has declined below the outstanding principal balance of the related loan, or the carrying value of foreclosed real estate has been impaired. The allowances for possible losses on loans receivable held-for-investment and foreclosed real estate totaled $4.2 million and $0.6 million, respectively at June 30, 1996.

      The allowance for possible loan losses is maintained for possible but as yet unidentified loan losses. At June 30, 1996, the Bank's allowance for loan losses was 0.97% of total loans receivable held for investment. The Bank also has an unallocated loss reserve for foreclosed real estate of $128,000 as of June 30, 1996. During the first half of 1996 in an attempt to stimulate sales of certain properties, the Company modified its strategies with respect to the disposal of certain parcels of foreclosed real estate and added $424,000 to the foreclosed real estate reserves during the first half of 1996 versus no such additions during the first half of 1995. The Bank will continue its evaluation of the need for both loan receivable and foreclosed real estate reserves, and additional reserves will be established as needed.

      The following table sets forth the Bank's loan and foreclosed real estate allowance activity for the periods indicated:


                                                  1996                 1995
                                              -----------          -----------

Loans receivable allowance

    Balance, January 1. . . . . . . . . .     $3,968,000           $4,328,000
    Provision for loan losses . . . . . .        100,000                   --
    Net (charges) recoveries
       to the allowance . . . . . . . . .         89,000             (432,000)
                                              -----------          -----------
    Balance, June 30. . . . . . . . . . .     $4,157,000           $3,896,000
                                              ===========          ===========

Foreclosed real estate allowance

    Balance, January 1. . . . . . . . . .     $1,599,000           $1,571,000
    Provision for losses on
        foreclosed real estate. . . . . .        424,000                   --
    Net charges to the allowance. . . . .     (1,456,000)            (117,000)
                                              -----------          -----------
    Balance, June 30. . . . . . . . . . .     $  567,000           $1,454,000
                                              ===========          ===========

Proposed Legislation. On August 2, 1996, U. S. Congress passed the Small Business Job Protection Act of 1996. If signed by the President and enacted into law, this bill would, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988, will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. If this bill were to become law as currently drafted, it is not expected to have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

RESULTS OF OPERATION:  Three months Ended June 30, 1996 and 1995

NET OPERATING RESULTS

      For the three months ended June 30, 1996, the Company earned $625,000 or $0.13 per share as compared to $271,000 or $0.06 per share for the same period in 1995. Pretax earnings increased by $597,000 during the second quarter of 1996 as compared to the year earlier period.

NET INTEREST INCOME

      Net interest income during the quarter ended June 30, 1996 was $4,209,000 as compared to $3,638,000 during the same period of 1995. Even though total assets have decreased to $609 million at June 30, 1996 from $722 million at June 30, 1995, net interest income increased by $571,000 as a result of an increased net interest margin. The net interest margin for the quarter ended June 30, 1996 was 2.85% as compared to 2.12% during the second quarter of 1995. Net interest income during the second quarter of 1996 was also increased by $260,000 due to prepayment interest collected on two loans totalling $4.4 million which were paid off.

OTHER INCOME

      Other income during the second quarter of 1996, decreased by $210,000 compared with the second quarter of 1995 largely due to reduced loan sales activity that resulted from a reduction in the Company's mortgage lending activities. Gains on sales of loans were $251,000 during the 1996 period as compared to $480,000 during the second quarter of 1995, mainly because the Company sold five of its loan production offices outside the local retail banking market during the fourth quarter of 1995. The table below compares the residential lending production during the quarter ended June 30, 1996 as compared to the same period in 1995 (in thousands):

                           For the Three Months
                              Ended June 30,
                        ----------------------------
                            1996              1995           Decrease
                         ---------         ---------        ----------

Applications               $37,958          $106,537        $ (68,579)
Closings                    32,650            61,415          (28,765)
Fundings                    33,547            56,317          (22,770)
Ending Pipeline             41,281            91,030          (49,749)


OTHER EXPENSE

      Other expenses, exclusive of the provision for losses on foreclosed real estate, decreased by $460,000 or 10.8% during the second quarter of 1996 as compared to the same period in 1995. The reductions in salary and employee benefits costs and net occupancy expenses are the direct result of management's efforts throughout 1995 and 1996 to reduce staff, control costs and to significantly reduce the infrastructure of the Company's mortgage lending activities. These reductions in expenses are net of the cost incurred to staff and operate three additional retail banking offices opened during 1995, and the start up costs associated with the Company's "supermarket banking" branch opened during June 1996. During the quarter ended June 30, 1996, the Company recorded a $100,000 provision for loan losses, and a provision for possible losses on foreclosed property of $124,000 as compared to no provision for such losses during the 1995 period. See "Non-performing Assets" for more information concerning the foreclosed real estate allowance.

RESULTS OF OPERATION:  Six months Ended June 30, 1996 and 1995

NET OPERATING RESULTS

      For the six months ended June 30, 1996, the Company earned $1,172,000 or $0.24 per share as compared to $375,000 or $0.08 per share for the same period in 1995. Pretax earnings increased by $1,340,000 during the six month period as compared to the same period in 1995.

NET INTEREST INCOME

      Net interest income during the first six months of 1996 increased by 7.3% to $8,129,000 as compared to $7,576,000 during the same period of 1995. Even though total assets have decreased to $609 million at June 30, 1996 from $722 million at June 30, 1995, net interest income increased by $553,000 as a result of an increased net interest margin. The net interest margin for the six months ended June 30, 1996 was 2.65% as compared to 2.21% for the same period in 1995.

OTHER INCOME

      Other income during the first six months of 1996, increased by $435,000 compared with the same period of 1995 largely due to the earnings during the 1995 period reflecting a $232,000 pretax loss related to the Corporation's interest rate swaps and caps accounted for at market value. Earnings for the 1996 period included no gain or loss related to derivative contracts accounted for at market value. Gains on sales of loans were $678,000 during the 1996 period as compared to $579,000 during the same period in 1995, even though the Company sold five of its loan production offices outside the local retail banking market during the fourth quarter of 1995. The table below compares the residential lending production during the six month period ended June 30, 1996 as compared to the same period in 1995 (in thousands):

                             For the Six Months
                                 Ended June 30,
                        ----------------------------
                            1996              1995           Decrease
                         ---------         ---------        ----------

Applications               $87,578          $194,048       $ (106,470)
Closings                    62,379           100,189          (37,810)
Fundings                    66,089            88,560          (22,471)
Ending Pipeline             41,281            91,030          (49,749)

OTHER EXPENSE

      Other expenses, exclusive of the provision for losses on foreclosed real estate, decreased by $876,000 or 10.5% during the six month period ended June 30, 1996 as compared to the same period in 1995. The reductions in salary and employee benefits costs and net occupancy expenses are the direct result of management's efforts throughout 1995 and 1996 to reduce staff, control costs and to significantly reduce the infrastructure of the Company's mortgage lending activities. These reductions in expenses are net of the cost incurred to staff and operate three additional retail banking offices opened during 1995, and the start up costs associated with the Company's "supermarket banking" branch opened during June 1996. During the six-month period ended June 30, 1996, the Company recorded a $100,000 provision for loan losses, and a provision for possible losses on foreclosed property of $424,000 as compared to no provision for such losses during the 1995 period. See "Non-performing Assets" for more information concerning the foreclosed real estate allowance.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the Federal Home Loan Bank System maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits and current borrowings (payable in one year or less). Current regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at June 30, 1996 was 6.02% and exceeded 5% at each measurement date during the first half of 1996.


REGULATORY CAPITAL STANDARDS

      The OTS has established the regulatory capital requirements for savings institutions. The following table sets forth the capital position of the Bank in accordance with the requirements.

Capital           Amount as of
Measure          June 30, 1996           Requirement           Excess
- --------        --------------          -------------       ----------------

Tangible      $41,601,000   6.8%   $ 9,178,000     1.5%   $32,423,000   5.3%
Core           41,601,000   6.8%    18,356,000     3.0%    23,245,000   3.8%
Risk-based     45,358,000  12.9%    28,014,000     8.0%    17,254,000   4.9%


       On August 31, 1993, the OTS issued a final rule effective January 1, 1994, which sets forth the methodology for calculating an interest rate risk ("IRR") component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Under the final rule, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets.

       The final rule establishes a three quarter "lag" between the reporting date that is used to calculate the IRR component and the effective date of each quarter's IRR component. Under the final rule, the Director of the OTS may waive or defer an institution's IRR component, but not decrease it unless it is as the result of an appeal. The OTS intends to make an appeals process available to institutions under certain circumstances.
Implementation of giving effect to the IRR component has been delayed until OTS finalizes the appeals process and establishes an effective implementation date. At March 31, 1996, the latest date for which OTS's report is available, the Company did not have an IRR component.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

            Inapplicable


ITEM 2 - CHANGES IN SECURITIES

            Inapplicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of the Stockholders was held on April 24, 1996. Represented at the meeting in person or by proxy were the holders of 4,137,483 shares. Entitled to vote were 4,960,857 shares. Results of the items voted on were as follows:


              ITEM                                            VOTES FOR
              -----                                            --------

              1.    Election of Directors

                    John A. B. Davies, Jr.. . . . . . . . .   4,121,369
                    Betty Anne Huey . . . . . . . . . . . .   4,121,644


ITEM 5 - OTHER INFORMATION

             None


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

             (a)    Exhibits - None

             (b)    No Form 8-K was filed during the
                    quarter ended June 30, 1996

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION








Date:  August 14, 1995                         \s\ John A. B. Davies, Jr.
                                               --------------------------
                                               John A. B. Davies, Jr.
                                               President/Chief Executive Officer





Date:   August 14, 1995                        \s\ Dennis R. Stewart
                                               --------------------------
                                               Dennis R. Stewart
                                               Executive Vice President/
                                               Chief Financial Officer