Form 10-Q/A
period 1996-06-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1996-08-19
CIK 847260

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








Date:  August 14, 1996              \s\ John A. B. Davies, Jr.
                                    --------------------------
                                       John A. B. Davies, Jr.
                                       President/Chief Executive Officer





Date:   August 14, 1996                \s\ Dennis R. Stewart
                                    --------------------------
                                       Dennis R. Stewart
                                       Executive Vice President/
                                       Chief Financial Officer