Form 10-Q
period 1996-09-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1996-11-14
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


                                FORM 10-Q

(Mark One)

/ x / Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

                  FOR QUARTER ENDED September 30, 1996
                                   or

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

             YES  x       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 1996:
4,968,159

              VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION

                                CONTENTS

PART I - FINANCIAL INFORMATION

Item I

Unaudited Consolidated Statement of Financial Condition
as of September 30, 1996 and December 31, 1995. . . . . . . .         3

Unaudited Consolidated Statement of Income for the three
and nine months ended September 30, 1996 and 1995 . . . . . .         4

Unaudited Consolidated Statement of Cash Flows for the
nine months ended September 30, 1996 and 1995 . . . . . . . .     5 - 6

Unaudited Consolidated Statement of Stockholders'
Equity for the nine months ended September 30, 1996 . . . . .         7

Notes to Unaudited Consolidated Financial Statements. . . . .         8

Item II

Management's Discussion and Analysis of
Financial Condition and Results of Operations . . . . . . . .    9 - 14

PART II - OTHER INFORMATION

Item 1
Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .        15

Item 2
Changes in Securities . . . . . . . . . . . . . . . . . . . .        15

Item 3
Defaults Upon Senior Securities . . . . . . . . . . . . . . .        15

Item 4
Submission of Matters to a Vote of Security Holders . . . . .        15

Item 5
Other Information . . . . . . . . . . . . . . . . . . . . . .        15

Item 6
Exhibits and Report of Form 8-K . . . . . . . . . . . . . . .        15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .        16

                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
             UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                  (dollars in thousands, except share data)



                                                 September 30,  December 31,
                                                        1996          1995
                                                      --------     --------

ASSETS
Cash and due from banks . . . . . . . . . . . . .    $ 11,485      $  8,519
Securities purchased under agreements to resell .          --        55,000
Investment securities
   Held-to-maturity (fair value $14,636,
     $14,853, respectively) . . . . . . . . . . .      14,953        15,050
   Available-for-sale, carried at fair value. . .      13,847        11,867
Mortgage-backed and related securities
   Held-to-maturity (fair value $28,999
     $34,186, respectively) . . . . . . . . . . .      30,485        34,458
   Available-for-sale, carried at fair value. . .      81,792       103,321
Loans receivable
   Held-for-investment. . . . . . . . . . . . . .     433,411       433,562
   Held-for-sale. . . . . . . . . . . . . . . . .       2,201        14,020
Foreclosed real estate. . . . . . . . . . . . . .       2,723         5,767
Property and equipment. . . . . . . . . . . . . .       5,322         5,275
Accrued income receivable . . . . . . . . . . . .       4,109         4,546
Other assets. . . . . . . . . . . . . . . . . . .       3,732         7,577
                                                     ---------    ---------
                                                     $604,060      $698,962
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits. . . . . . . . . . . . . . . . . . . . .    $432,840      $492,971
Advances from the Federal Home Loan Bank. . . . .     114,010       158,010
Securities sold under agreements to repurchase  .       5,090            --
Advance payments by borrowers for taxes and
  insurance . . . . . . . . . . . . . . . . . . .       1,654         1,252
Other liabilities . . . . . . . . . . . . . . . .      10,588         5,697
                                                     ---------    ---------
                                                      564,182       657,930
                                                     ---------    ---------
STOCKHOLDERS' EQUITY
Serial preferred stock, authorized 5,000,000
   shares, no shares issued or outstanding. . . .          --           --

Common stock, $.01 par value, 10,000,000 shares
   authorized; 4,967,465 shares issued
   and outstanding in 1996 (4,957,422 in 1995). .          50           50
Capital in excess of par value. . . . . . . . . .       9,311        9,237
Retained earnings -  substantially restricted . .      30,919       31,706
Net unrealized gain (loss) on securities
   available-for-sale . . . . . . . . . . . . . .        (402)          39
                                                     ---------    ---------
                                                       39,878       41,032
                                                     ---------    ---------
                                                    $ 604,060    $ 698,962
                                                     =========    =========



              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement


                 VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                  (dollars in thousands, except per share data)

                                   For the Three Months      For the Nine Months
                                    Ended September 30,      Ended September 30,
                                     1996        1995         1996         1995
                                  --------     --------    --------     --------

Interest and fees on loans. . .   $ 9,370      $ 9,488    $ 28,024     $ 27,722
Interest on mortgage-backed
   and related securities . . .     1,985        3,230       6,359       10,182
Other interest and
   dividend income. . . . . . .       507          596       2,016        1,818
                                  --------     --------    --------     --------
   Total interest income. . . .    11,862       13,314      36,399       39,722
                                  --------     --------    --------     --------
Interest on deposits. . . . . .     5,865        7,125      18,366       20,559
Interest on Federal Home
   Loan Bank advances . . . . .     1,731        2,323       5,617        7,327
Interest on repurchase
   agreements . . . . . . . . .        68          219          89          613
                                  --------     --------    --------     --------
   Total interest expense . . .     7,664        9,667      24,072       28,499
                                  --------     --------    --------     --------
Net interest income . . . . . .     4,198        3,647      12,327       11,223
Provision for loan losses . . .        50           75         150           75
                                  --------     --------    --------     --------
Net interest income after
   provision for loan losses. .     4,148        3,572      12,177       11,148
                                  --------     --------    --------     --------
OTHER INCOME
Gain on sales of securities
  available-for-sale. . . . . .        --          103          --          103
Market value adjustment on
   derivative contracts . . . .        --           --          --         (232)
Gain on sales of loans. . . . .       239          595         917        1,174
Gain on sales of foreclosed
   real estate. . . . . . . . .        11           75         107           94
Retail banking fees . . . . . .       226          190         609          423
Mortgage loan servicing fees. .       182          190         550          546
Other . . . . . . . . . . . . .       101          212         357          602
                                  --------     --------    --------     --------
                                      759        1,365       2,540        2,710
                                  --------     --------    --------     --------
OTHER EXPENSES
Salaries and employee
  benefits. . . . . . . . . . .     1,649        1,783       4,806        5,441
Net occupancy expense of
  premises. . . . . . . . . . .       756          923       2,222        2,572
Provision for losses on
   foreclosed real estate . . .        60           75         484           75
Other net (income) expense of
   foreclosed real estate . . .       (22)           9          86          204
Federal deposit insurance
  premiums. . . . . . . . . . .     3,620          324       4,277          979
Other . . . . . . . . . . . . .     1,042        1,232       3,132        3,428
                                  --------     --------    --------     --------
                                    7,105        4,346      15,007       12,699
                                  --------     --------    --------     --------
Income (loss) before
   income taxes . . . . . . . .    (2,198)         591        (290)       1,159
Provision (benefit) for
   income taxes . . . . . . . .      (835)         201         (99)         394
                                  --------     --------    --------     --------
Net income (loss) . . . . . . .   $(1,363)     $   390     $  (191)    $    765
                                 =========    =========   =========    =========
Earnings (loss) per
   common share

Net income (loss) . . . . . . .  $   (.27)    $   0.08     $ (0.04)    $   0.16
                                 =========    =========   =========    =========
Dividend per common share . . .  $    .04     $   0.04     $  0.12     $   0.12
                                 =========    =========   =========    =========

            The Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement


                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (dollars in thousands)



                                                          For the Nine Months
                                                          Ended September 30,
                                                           1996          1995
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss). . . . . . . . . . . . . . . .     $   (191)      $   765
   Adjustments to reconcile net income (loss)
      to net cash provided by (used for) operating
       activities
      Provision for loan losses . . . . . . . . . .          150            75
      Provision for losses on real estate acquired
        in settlement of loans. . . . . . . . . . .          484            75
      Depreciation. . . . . . . . . . . . . . . . .          863           761
      Amortization of loan discounts and fees . . .         (913)         (862)
      Amortization of other discounts and premiums.          317           790
      Gain on sales of securities available-for-sale          --          (103)
      Market value adjustment on derivative contracts         --           232
      Gain on sales of foreclosed real estate . . .         (107)          (94)
      Gain on sales of loans. . . . . . . . . . . .         (917)       (1,174)
      Originations/purchases of loans held-for-sale      (77,433)     (164,402)
      Proceeds from sales of loans held-for-sale. .       90,169       153,543
      Decrease in accrued income receivable . . . .          437           260
      Decrease in other assets. . . . . . . . . . .        3,787         1,041
      Increase in other liabilities . . . . . . . .        4,851         8,699
                                                         --------     ---------
         Net cash provided by (used for)
          operating activities. . . . . . . . . . .       21,497          (394)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans receivable . . . . . . . .          (90)       (8,533)
   Principal payments received on mortgage-backed
     and related securities . . . . . . . . . . . .       24,920        21,990
   Proceeds from maturities of investment securities       8,000         9,038
   Proceeds from sales of
     Securities purchased under
       agreements to resell . . . . . . . . . . . .       55,000            --
     Mortgage-backed and related securities
       available-for-sale . . . . . . . . . . . . .           --        52,407
     Foreclosed real estate . . . . . . . . . . . .        3,878         4,528
     Investment in limited partnership. . . . . . .           --         5,200
     Property and equipment . . . . . . . . . . . .            8            --
   Purchases of
     Investment securities held-to-maturity . . . .       (8,000)       (3,000)
     Investment securities available-for-sale . . .       (2,000)           --
     Property and equipment . . . . . . . . . . . .         (878)       (1,546)
     Additions to foreclosed real estate. . . . . .         (207)       (1,286)
                                                         --------     ---------
   Net cash provided by investing activities. . . .       80,631        78,798
                                                        ---------     ---------




                                                        Continued





            The Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement


                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                           (dollars in thousands)





                                                          For the Nine Months
                                                          Ended September 30,
                                                          1996         1995
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in money market
     deposit accounts, NOW accounts
     and savings deposits . . . . . . . . . . . . .       $1,672      $  1,936
   Net decrease in certificates
     of deposit . . . . . . . . . . . . . . . . . .      (61,803)       (3,204)
   Proceeds from Federal Home Loan Bank advances. .      240,500       279,000
   Payments on Federal Home Loan Bank advances. . .     (284,500)     (320,000)
   Net increase (decrease) in securities
     sold under agreements to repurchase. . . . . .        5,090        (9,868)
   Net increase in advance payments by borrowers. .          402           754
   Proceeds from issuance of common stock . . . . .           73           217
   Cash dividends paid. . . . . . . . . . . . . . .         (596)         (592)
                                                        ---------     ---------
     Net cash used for financing activities . . . .      (99,162)      (51,757)
                                                        ---------     ---------
Increase in cash and due from banks . . . . . . . .        2,966        26,647
Cash and due from banks at beginning of year. . . .        8,519         2,009
                                                        ---------     ---------
Cash and due from banks at end of period. . . . . .    $  11,485     $  28,656
                                                        =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid on deposits. . . . . . . . . . . .    $  25,289     $  27,938

SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Real estate acquired in settlement of loans,
   net of allowances. . . . . . . . . . . . . . . .    $   1,004      $  2,462







            The Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement


                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  (dollars in thousands, except per share data)






                                                     Unrealized
                                                      Gain
                                                      (Loss) on
                                           Capital in  Available
                                           Excess of   for-Sale    Retained
                       Shares    Amount    Par Value   Securities  Earnings   Total
                     -------------------------------------------------------------

Balance,
  Dec. 31, 1995      4,957,422   $ 50      $  9,237    $  39       $ 31,706   $41,032

Net (loss) for the
   nine months ended
   Sept. 30, 1996                                       (191)          (191)

Sale of shares of
   common stock to
   Employee Stock
   Purchase Plan         8,543     --             66      --             --         66

Exercise of stock
   options for shares
   of common stock       1,500     --              8      --             --          8

Change in unrealized
   gain (loss) on
   available-for-sale
   securities, net of tax                               (441)            --       (441)

Cash dividends paid                                                     (596)     (596)
                      --------  -------    ----------  ----------   ---------   --------

Balance,
  Sept. 30, 1996     4,967,465      $50        $9,311   $(402)       $30,919   $39,878
                     =========  ========   ==========  ==========    ========  =======










              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement


             VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






1. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures and footnotes required by generally accepted accounting principles for complete financial statements.
      In the opinion of the management of Virginia Beach Federal Financial Corporation (the "Company" or the "Bank") the financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company.

      The Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 should be read in conjunction with this Form 10-Q.

2. Net unamortized premiums on loans and mortgage-backed securities amounted to $769,000 at September 30, 1996. Deferred loan fees at September 30, 1996 amounted to $1,490,000.

3. The results of operations for the three or nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $28,754,000, the Bank had outstanding commitments to purchase or originate $41,549,000, in loans at September 30, 1996. The Bank also had outstanding commitments to sell $8,394,000, in loans at September 30, 1996.

5. Primary earnings per share has been computed based on the weighted average number of shares outstanding assuming the issuance of shares under the Company's stock option plan and use of the proceeds to purchase the Company's outstanding common stock at the weighted average market price during the year. At September 30, 1996, there were 287,950 option shares exercisable at a weighted average exercise price of $6.86 per share. There is no material difference between primary and fully diluted earnings per share.

              VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

ASSETS

      The Company's total assets at September 30, 1996 were $604 million which is a decrease of $94.9 million or 13.6% from December 31, 1995. This decrease is mainly due to the net effect of a $55.0 million decrease in securities purchased under agreements to resell, a $23.6 million decrease in the Bank's securities portfolios, a $12.0 million decrease in loans receivable, a $3.8 million decrease in other assets and a $3.0 million decrease in foreclosed real estate. These decreases were partially off-set by a $3.0 million increase in cash and amounts due from banks. The reduction in total assets has caused the Bank's core capital ratio to increase to 6.6% at September 30, 1996 from 5.8% at December 31, 1995.

      The $55.0 million decrease in securities purchased under agreements to resell was due to the Company electing not to replace these assets when they matured, thus reducing the total assets of the Company. The decrease of $23.6 million in the Bank's securities portfolios at September 30, 1996 as compared to December 31, 1995 is due mainly to the normal repayment and maturity of securities. The Bank collected $24.9 million in principal on mortgage-backed and related securities and $8.0 million from maturities of fixed and variable rate investment securities. These reductions were off-set by the purchase of $10.0 million fixed rate U.S. Treasury or U. S. Government Agency securities. In accordance with Financial Accounting Standards No.115 ("FAS115"), the Company has recorded a reduction to shareholders' equity of $402,000 to reflect a decline in the market value of securities classified as available-for-sale.

      The Bank's loan portfolio decreased $12.0 million at September 30, 1996 as compared to December 31, 1995. The decrease of $11.8 million in loans held-for-sale is attributable primarily to the Company's sale of five of its loan production offices outside the local retail banking market during the fourth quarter of 1995. While total loans receivable held for investment is essentially unchanged at September 30, 1996 as compared with December 31, 1995, there have been changes in the mix of such loans. Residential mortgage loans have deceased by $8.2 million due to lower levels of mortgage production for its own portfolio due, in turn, to decreased loan origination capacity discussed above. In addition, the Bank's total portfolio of commercial real estate and construction loans has decreased $2.9 million, the balances of these types of loans in its local lending area have increased $8.2 million. The Bank's land acquisition, commercial and consumer lending portfolios increased a total of $11.3 million at September 30, 1996, as compared to December 31, 1995.

LIABILITIES

      Total liabilities decreased by $93.7 million or 14.2% to $564 million during the first nine months of 1996. This decrease is mainly due to a $60.1 million decrease in deposits and a $44.0 million decrease in advances from the Federal Home Loan Bank. These decreases were partially offset by a $5.1 increase in securities sold under agreements to repurchase, and a $4.9 million increase in other liabilities associated with recurring fluctuations in the timing of payment for certain accrued items. The decrease in deposit balances is in keeping with management's emphasis of focusing on the local retail deposit base. Of the $60.1 million decrease in deposits since December 1995, $66.6 million occurred in brokered and other out-of-area deposits offset by an increase in local deposits.

      The decrease of $44.0 million in Federal Home Loan Bank advances is mainly attributable to the Bank's repayment of maturing advances with funds generated from the sale of securities under agreements to resell during the first quarter.

NON-PERFORMING ASSETS

      Non-performing assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $6.4 million at September 30, 1996 compared to $9.6 million at December 31, 1995.

      The delinquent loan component of non-performing assets was $3.7 million, $3.8 million, and $4.6 million, at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. The delinquent loans were substantially secured by single-family residential properties at September 30, 1996.

      Charges to the foreclosed real estate allowance were $1,829,000 during the first nine months of 1996; of that amount, $1,368,000 related to a single strip shopping center property which was sold during June 1996 and $153,000 related to a former restaurant facility sold during September 1996.

      Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank when the collectability of loans is impaired and the value of the security property has declined below the outstanding principal balance of the related loan, or the carrying value of foreclosed real estate has been impaired. The allowances for possible losses on loans receivable held-for-investment and foreclosed real estate totaled $4.4 million and $0.3 million, respectively at September 30, 1996.

      The allowance for possible loan losses is maintained for possible but as yet unidentified loan losses. At September 30, 1996, the Bank's allowance for possible loan losses was $4.4 million or 1.0% of total loans receivable held for investment. During the first quarter of 1996 in an attempt to stimulate sales of certain properties, the Company modified its strategies with respect to the disposal of certain parcels of foreclosed real estate and added $300,000 to the foreclosed real estate allowance during the first quarter of 1996. In addition, re-evaluation of certain properties produced $184,000 in additional provisions. As a result, $484,000 was added to the foreclosed real estate reserve during the first nine months of 1996 versus $75,000 during the first nine months of 1995. The Bank will continue its evaluation of the need for both loan receivable and foreclosed real estate allowances, and additional allowances will be established as needed.

      The following table sets forth the Bank's loan and foreclosed real estate allowance activity for the periods indicated:


                                         1996             1995
                                     -----------      -----------


Loans receivable allowance

   Balance, January 1 . . . . . . .  $3,968,000       $4,328,000
   Provision for loan losses. . . .     150,000           75,000
   Net recoveries (charges)
      to the allowance. . . . . . .     271,000         (380,000)
                                     -----------      -----------
   Balance, September 30. . . . .    $4,389,000       $4,023,000
                                     ===========      ===========

Foreclosed real estate allowance

   Balance, January 1 . . . . . .    $1,599,000       $1,571,000
   Provision for losses on
       foreclosed real estate . .       484,000           75,000
   Net charges to the allowance .    (1,829,000)        (117,000)
                                     -----------      -----------
   Balance, September 30. . . . .    $  254,000       $1,529,000
                                     ===========      ===========


On August 2, 1996, U. S. Congress passed the Small Business Job Protection Act of 1996. This bill, among other things, equalizes the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill repeals current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988, will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. This legislation is not expected to have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

RESULTS OF OPERATION:  Three months Ended September 30, 1996 and 1995

NET OPERATING RESULTS

     For the three months ended September 30, 1996, the Company recorded a loss of $1,363,000 or $0.27 per share as compared to net income of $390,000 or $0.08 per share for the same period in 1995. The decrease in pretax earnings of $2,789,000 during the third quarter of 1996 as compared to the year earlier period is attributable to a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), which produced a one-time expense of $3,310,000.

NET INTEREST INCOME

     Net interest income during the quarter ended September 30, 1996 was $4,198,000 as compared to $3,647,000 during the same period of 1995. Even though total assets have decreased to $604 million at September 30, 1996 from $680 million at September 30, 1995, net interest income increased by $551,000 as a result of an increased net interest margin. The net interest margin for the quarter ended September 30, 1996 was 2.80% as compared to 2.20% during the third quarter of 1995.

OTHER INCOME

     Other income during the third quarter of 1996 decreased by $606,000 compared with the third quarter of 1995, largely due to reduced loan and securities sales activity. The reduced loan sales resulted from a reduction in the Company's mortgage lending activities. Gains on sales of loans were $239,000 during the 1996 period as compared to $595,000 during the third quarter of 1995, mainly because the Company sold five of its loan production offices outside the local retail banking market during the fourth quarter of 1995. The table below compares the residential loan production during the quarter ended September 30, 1996 to the same period in 1995 (in thousands):

                     For the Three Months
                    Ended September 30,
                  -------------------------
                       1996          1995          Decrease
                    ---------     ---------      ----------

Applications         $ 34,565      $ 91,931      $ (57,366)
Closings               29,839        85,173        (55,334)
Fundings               32,242        83,087        (50,845)
Ending Pipeline        33,217        69,946        (36,729)


OTHER EXPENSE

     Other expenses, exclusive of the provision for losses on foreclosed real estate, increased by $2,774,000 or 64.9% during the third quarter of 1996 as compared to the same period in 1995. The increase is mainly due to a one-time $3,310,000 special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act") enacted September 30, 1996, the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Bank will pay the special assessment of $3,310,000 on November 27, 1996. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level. The range of premiums has not been determined at this time; it is expected, however, that the premiums will decline.

     Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Bank's Fico Bond premium would have been approximately $174,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     The increase in deposit insurance was partially offset by decreases in salary, employee benefits and net occupancy expense. The reductions in salary and employee benefits costs and net occupancy expenses are the direct result of management's efforts throughout 1995 and 1996 to reduce staff, control costs and to significantly reduce the infrastructure of the Company's mortgage lending activities. These reductions in expenses are net of the cost incurred to staff and operate three additional retail banking offices opened during 1995, and the start up costs associated with the Company's "supermarket banking" branch opened during June 1996. During the quarter ended September 30, 1996, the Company recorded a $50,000 provision for loan losses, and a provision for possible losses on foreclosed real estate of $60,000 as compared to a $75,000 provision for each such loss during the 1995 period. See "Non-performing Assets" for more information concerning the loans receivable and foreclosed real estate allowances.

RESULTS OF OPERATION:  Nine months Ended September 30, 1996 and 1995

NET OPERATING RESULTS

     For the nine months ended September 30, 1996, the Company recorded a loss of $191,000 or $0.04 per share as compared to net income of $765,000 or $0.16 per share for the same period in 1995. The decrease in pretax earnings of $1,449,000 during the nine month period as compared to the same period in 1995 is attributable to a special assessment to recapitalize SAIF which produced a one-time expense of $3,310,000 during the third quarter of 1996.

NET INTEREST INCOME

     Net interest income during the first nine months of 1996 increased by 9.8% to $12,327,000 as compared to $11,223,000 during the same period of 1995. Even though total assets have decreased to $604 million at September 30, 1996 from $680 million at September 30, 1995, net interest income increased by $1,104,000 as a result of an increased net interest margin. The net interest margin for the nine months ended September 30, 1996 was 2.71% as compared to 2.18% for the same period in 1995.

OTHER INCOME

     Other income during the first nine months of 1996 decreased by $170,000 compared with the same period of 1995. Earnings for the 1996 period included no gain or loss related to investment securities available-for-sale or to derivative contracts accounted for at market value. Gains on sales of loans were $917,000 during the 1996 period as compared to $1,174,000 during the same period in 1995, even though the Company sold five of its loan production offices outside the local retail banking market during the fourth quarter of 1995. The table below compares the residential loan production during the nine month period ended September 30, 1996 as compared to the same period in 1995 (in thousands):


                   For the Nine Months
                   Ended September 30,
                 --------------------------
                       1996          1995         Decrease
                    ---------     ---------      ----------

Applications         $122,143      $285,979     $ (163,836)
Closings               92,218       185,362        (93,144)
Fundings              102,123       171,657        (69,534)
Ending Pipeline        33,217        69,946        (36,729)


OTHER EXPENSE

     Other expenses, exclusive of the provision for losses on foreclosed real estate, increased by $1,899,000 or 15.0% during the nine month period ended September 30, 1996 as compared to the same period in 1995. The increase is mainly due to a one-time $3,310,000 special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Please see the "Results of Operation: Three Months Ended September 30, 1996 and 1995" for more information concerning this special assessment. This increase was partially offset by decreases in salary, employee benefits and net occupancy expense. The reductions in salary and employee benefits costs and net occupancy expenses are the direct result of management's efforts throughout 1995 and 1996 to reduce staff, control costs and to significantly reduce the infrastructure of the Company's mortgage lending activities. These reductions in expenses are net of the cost incurred to staff and operate three additional retail banking offices opened during 1995, and the start up costs associated with the Company's "supermarket banking" branch opened during June 1996. During the nine-month period ended September 30, 1996, the Company recorded a $150,000 provision for loan losses, and a provision for possible losses on foreclosed real estate of $484,000 as compared to a $75,000 provision for each such loss during the 1995 period. See "Non-performing Assets" for more information concerning the loans receivable and foreclosed real estate allowances.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the Federal Home Loan Bank System maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits and current borrowings (payable in one year or less). Current regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at September 30, 1996 was 6.61% and exceeded 5% at each measurement date during the first nine months of 1996.

REGULATORY CAPITAL STANDARDS

     The OTS has established the regulatory capital requirements for savings institutions. The following table sets forth the capital position of the Bank in accordance with the requirements.


Capital      Amount as of
Measure     September 30, 1996       Requirement               Excess
--------    ------------------      -------------------    ----------------

Tangible    $40,206,000    6.6%      $ 9,120,000   1.5%     $31,086,000  5.1%
Core         40,206,000    6.6%       18,241,000   3.0%      21,965,000  3.6%
Risk-based   44,204,000   12.3%       28,635,000   8.0%      15,569,000  4.3%


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

          None

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

          None

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION








Date: Nov. 14, 1996                    \s\ John A. B. Davies, Jr.
    -------------------------          --------------------------
                                       John A. B. Davies, Jr.
                                       President/Chief Executive Officer





Date: Nov. 14, 1996                     \s\ Dennis R. Stewart
    -------------------------          --------------------------
                                       Dennis R. Stewart
                                       Executive Vice President/
                                       Chief Financial Officer