Form 10-Q/A
period 1996-09-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1996-12-30
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q/A

               (10-Q Amended to Include Financial Data Schedule)

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








Date:  November 14, 1996            \s\ John A. B. Davies, Jr.
    -------------------------       --------------------------
                                       John A. B. Davies, Jr.
                                       President/Chief Executive Officer





Date:   November 14, 1996              \s\ Dennis R. Stewart
    -------------------------       --------------------------
                                       Dennis R. Stewart
                                       Executive Vice President/
                                       Chief Financial Officer