Form 10-K405
period 1996-12-31
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1997-03-28
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
 -------------------------------------------------------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                     For fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

        Transition Period:                      To
                           --------------------    ----------------------

                         Commission File Number: 0-19398

                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                  --------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                        Virginia                            54-1534067
                        --------                            ----------
(State or other  jurisdiction of incorporation          (IRS Employer ID No.)
or organization)


2101 Parks Avenue, Virginia Beach, Virginia                      23451
-------------------------------------------                      -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (757) 428-9331
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                                  ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ]      NO [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate value of the Common Stock held by nonaffiliates of the registrant as of March 14, 1997, computed by reference to the closing price of such stock on the Nasdaq Stock Market on that date, was $42,742,355. Solely for purposes of this calculation, the term "affiliate" is deemed to include all executive officers and directors of the registrant. As of March 14, 1997, there were issued and outstanding 4,971,399 shares of the Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of Proxy  Statement for 1997 Annual  Meeting of  Stockholders.
         (Part III)

                                     PART I

Item  1.  Business

General.

        The Company. Virginia Beach Federal Financial Corporation (the "Company") was incorporated under the laws of the Commonwealth of Virginia in February 1989, for the purpose of becoming a savings and loan holding company and owning all of the issued and outstanding Common Stock of First Coastal Bank ("the Bank"), which was chartered as Virginia Beach Federal Savings Bank at that time. On June 28, 1991, the Company acquired all of the outstanding Common Stock of the Bank pursuant to the Amended and Restated Agreement and Plan of Reorganization of the Bank in connection with the reorganization of the Bank into a savings and loan holding company structure (the "Reorganization"). The Reorganization had originally been approved by the stockholders of the Bank in 1989. Because the Reorganization was not consummated within one year from the date of such approval, however, the Reorganization was reauthorized at the April 24, 1991, annual meeting of the Bank's stockholders.

        Prior to the Reorganization, the Company had no assets or liabilities and engaged in no significant business activities. Subsequent to the Reorganization, the Company has engaged in no significant activities other than the ownership of the Common Stock of the Bank and operating as a savings and loan holding company for the Bank. Accordingly, the information presented herein, including financial statements and related data, relates primarily to the Bank and its subsidiaries. References throughout this Report to the Company include the Bank and its subsidiaries, unless the context otherwise requires.

        The Company's principal executive offices are located at 2101 Parks Avenue, Virginia Beach, Virginia 23451, and its telephone number at that address is (757) 428-9331.

        The Bank. First Coastal Bank was originally chartered in 1935 as a federal mutual savings and loan association. Since that time, it has been a member of the Federal Home Loan Bank ("FHLB") System, and its deposits have been federally insured up to applicable limits. On August 29, 1980, the Bank converted from mutual to stock form. In November, 1996, the Bank changed its name from Virginia Beach Federal Savings Bank to First Coastal Bank. The principal executive offices of the Bank are located at 2101 Parks Avenue, Virginia Beach, Virginia 23451 and its telephone number at that address is (757) 428-9331.

Lending Activities

        General. The Bank originates loans directly and through its mortgage banking subsidiary, First Coastal Mortgage Corp ("First Coastal Mortgage"), which was previously known as Beach Fed Mortgage Corp.

        The types and amounts of loans which may be made by First Coastal Bank are prescribed by federal law. The Bank is authorized to make loans secured by first liens on residential property and by junior liens on residential real estate. Subject to certain limits, the Bank also engages in secured and unsecured consumer, commercial, corporate and business lending activities.

        Loans Receivable Held for Investment. Set forth below is information concerning loans receivable held for investment at the specified periods. This information does not include mortgage-backed securities. Other than as disclosed below, there were no concentrations of loans at December 31, 1996, which exceeded 10% of total loans.

                                                                           At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                        1996                 1995                1994                 1993               1992
                                 ---------------------------------------------------------------------------------------------------
                                   Amount   Percent     Amount   Percent    Amount    Percent    Amount    Percent   Amount  Percent
                                 ===================================================================================================
Type of Loan                                                            (Dollars in Thousands)
Conventional real estate loans
   Interim construction loans... $  58,834    13.22%   $ 43,246     9.97% $ 25,427      5.99%  $ 15,233     3.93% $ 29,755     8.39%
   Loans on existing
     property (1) (2)...........   398,219    89.48     395,917    91.32   413,920     97.52    370,637    95.73   324,191    91.37
Commercial......................    10,731     2.41       4,343     1.00     1,059      0.25      1,826     0.47       ---      ---
Consumer loans
   Deposit account loans........       725      .16       1,030     0.24       878      0.21      1,484     0.38     2,012     0.57
   Home improvement and
     consumer loans.............    12,698     2.85       8,864     2.04     4,966      1.17      7,790     2.02    10,229     2.88
   Equity line of credit........     3,232      .73       2,572     0.59     1,726      0.41      1,424     0.37     1,111     0.30
Less
   Loans in process.............    33,460     7.52      16,422     3.79    16,632      3.92      4,825     1.25     5,195     1.46
   Discounts and other..........     1,534      .34       2,020     0.47     2,581      0.61      2,225     0.57     2,642     0.74
   Loan loss reserve............     4,390      .99       3,968     0.90     4,328      1.02      4,173     1.08     4,651     1.31
                                 ---------------------------------------------------------------------------------------------------

     Total...................... $ 445,055   100.00%  $ 433,562   100.00% $424,435    100.00%  $387,171   100.00% $354,810   100.00%
                                 ===================================================================================================
Type of Security

Residential real estate
   1-to-4 family................ $ 347,779    78.15%  $ 348,780     80.45%$353,434     83.27%  $302,658    78.17% $272,377    76.77%
   Other dwelling units.........    27,723     6.23       5,797     1.33    13,116      3.09     10,010     2.59     5,129     1.45
Commercial or industrial
   real estate..................    84,783    19.05      87,158    20.10    74,523     17.56     74,626    19.28    76,464    21.55
Commercial......................    10,731     2.41       4,343     1.00     1,059      0.25      1,826     0.47       ---      ---
Deposits........................       725      .16       1,030     0.24       878      0.21      1,484     0.38     2,012     0.57
Other...........................    12,698     2.85       8,864     2.04     4,966      1.17      7,790     2.01    11,316     3.17
Less
   Loans in process.............    33,460     7.52      16,422     3.79    16,632      3.92      4,825     1.25     5,195     1.46
   Discounts and other..........     1,534      .34       2,020     0.47     2,581      0.61      2,225     0.57     2,642     0.74
   Loan loss reserve............     4,390      .99       3,968     0.90     4,328      1.02      4,173     1.08     4,651     1.31
                                 ---------------------------------------------------------------------------------------------------

     Total...................... $ 445,055    100.00% $ 433,562    100.00%$424,435    100.00%  $387,171   100.00% $354,810   100.00%
                                 ===================================================================================================


-------------------
(1)      Includes construction loans converted to permanent loans.
(2) Excludes $433,000 in net loans that were in-substance foreclosed at December 31, 1992 that would have been reclassified from foreclosed real estate to loans receivable as a result of the Company's adoption of FAS114.

        Out of Area Lending. The following table summarizes certain information concerning those loans and commitments made by the Bank outside of its primary market area of Virginia. Residential single family loans, including wrap loans, are primarily located in Texas, Massachusetts, Georgia, New Mexico, Kentucky, Nevada, Michigan and Maryland. Commercial/industrial real estate loans are primarily located in Illinois, Texas, Utah and Washington. The information does not include mortgage-backed securities. The Company presently does not actively solicit new loans from outside its primary market area.

                                                                       At December 31,
                              ------------------------------------------------------------------------------------------------------
                                      1996             1995                  1994                    1993              1992
                              ------------------------------------------------------------------------------------------------------
                               Amount      No.   Amount        No.      Amount       No.     Amount         No.    Amount    No.
                              ======================================================================================================
                                                                       (Dollars in Thousands)
Type of Loan (1)
Conventional loans
   Residential-Single-family   $ 43,360   947   $ 60,779      1,202   $ 76,820      1,458   $106,705      1,926   $142,871   3,180
   Other dwelling units ....         18     6         18         10         46         33        106        113         62       1
   Commercial or industrial      10,041    39     10,053         43     13,687         55     20,981         72     14,906      82
Wrap loans--residential-
  Single-family ............      5,402   435      7,108        534      9,294        655      8,156        547      9,450     572
                               -------- -----   --------      -----   --------      -----   --------      -----   --------   -----
        Total ..............   $ 58,821 1,427   $ 77,958      1,789   $ 99,987      2,201   $135,948      2,658   $167,289   3,835
                               ======== =====   ========      =====   ========      =====   ========      =====   ========   =====


Percentage of out-of-area
  loans to total loans
  receivable, net...........       13.2%            18.0%                 23.4%                 35.1%                         47.1%
                                   ====             ====                  ====                  ====                          ====




-------------------
(1) Excludes $770,000 in gross loans that were in-substance foreclosed at December 31, 1992 that would have been reclassified from foreclosed real estate to loans receivable as a result of the Company's adoption of FAS 114.

        Loan Activity. The following table shows the Bank's lending activities during the periods indicated. The information includes loans originated and sold into the secondary market but does not include mortgage-backed securities or loans exchanged for mortgage-backed securities.

                                                                            Year Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                      1996              1995            1994              1993              1992
                                            ======================================================================================
                                                                                (In Thousands)

Loans Originated
Conventional single-family residential
  Construction loans.......................         $  72,193       $   42,966       $  41,613         $ 18,600         $ 28,191
  Loans on existing property...............           127,250          258,596         237,258          313,708          243,781
Other loans................................            18,746           16,668           6,385            7,754            4,486
                                            --------------------------------------------------------------------------------------
  Total loans originated...................         $ 218,189       $  318,230        $285,256         $340,062         $276,458
                                            ======================================================================================

Loans Purchased
Loans on existing property
   Individual loans from                            $      --       $      339       $  47,866         $ 41,397         $ 63,222
     correspondents........................
   Bulk purchases..........................                --               --           3,881           18,273           41,544
                                            --------------------------------------------------------------------------------------
   Total loans purchased...................         $      --       $      339       $  51,747         $ 59,670         $104,766
                                            ======================================================================================

Loans Sold
Loans on existing property.................         $  81,114        $ 236,299        $318,560         $341,119         $256,830
                                            ======================================================================================



        During fiscal year 1996, the Bank originated approximately $118,400,000 single-family first mortgage loans and sold approximately $71,500,000 of such loans. While the Bank's single family residential loan originations are generally underwritten for sale into the secondary market, $46,900,000 of such loans made during 1996 were retained for the Bank's loan portfolio. It is the Bank's policy to retain those loans, generally loans with adjustable interest rates and/or reset or call provisions within five years of origination date, which facilitate the attainment of the Bank's interest rate risk management objectives. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding asset/liability management. For further discussion of First Coastal Mortgage's activities, see "Subsidiary Activities."

        Residential Mortgages. The Bank offers various types of residential mortgage loans in addition to traditional long-term, fixed-rate loans. Such loans include 30 and 15-year amortizing mortgage loans with fixed rates of interest, fixed-rate mortgage loans with terms of 30 years but subject to call after five, seven or ten years at the option of the Bank and several types of adjustable-rate mortgage loans.

        Adjustable-rate mortgage loans vary with respect to maturity, interest rate adjustment periods and basis for adjustment. These loans generally have a fixed rate for an initial one or three year period and then have interest rate adjustments based on the yield on United States Treasury securities, adjusted to a constant one-year maturity. The adjustment rates have been generally 2.75% to 3.50% above the index. The loans have annual and lifetime limits on rate increases of 1 to 2 and 3 to 6 percentage points, respectively.

        Commercial Real Estate, Construction, Acquisition and Development Loans. The Bank's permanent loans secured by commercial real estate have customarily been 15-year to 20-year amortizing loans with principal and interest due monthly. Such loans are ordinarily callable after three, five or seven years at the option of the Bank. Currently, the Bank is offering adjustable rate commercial real estate loans with interest rates that typically adjust every one, three or five years based on the one-year, three-year or five-year United States Treasury note rate. The initial interest rate is a market rate. The Bank's policies permit loans to be made for up to 75% of the appraised value of the commercial real estate securing the loans. The Bank's commercial real estate loans are secured primarily by office buildings, strip shopping centers, motels, warehouses and apartment buildings. As of December 31, 1996, the Bank's commercial real estate loans ranged in size up to $3.7 million.

        The Bank makes construction loans for residential properties to individuals and builders. Loans to individuals are made for six to nine months at a fixed interest rate of up to two percentage points above the Bank's prime rate at the time of the loan. Loans to builders are made up to two percentage points above the Bank's prime rate, adjusted monthly. Residential construction loans are made at up to 80% loan-to-value ratios. Construction loans on commercial real estate are made generally for a term of one year at a rate generally at one to two percentage points above the Bank's prime rate, adjusted monthly. Such loans are made with loan-to-value ratios of up to 75%.

        The Bank makes land acquisition and development loans on properties intended for future development. The Bank lends up to 75% of the appraised value of the property. Such loans are made for specified periods on an interest only basis. These periods may be extended, subject to negotiation and the payment of an extension fee. The Bank's current policy is to make such loans generally at one to two percentage points above the Bank's prevailing prime rate at the time the loan is made with interest rates adjusted monthly thereafter.

        Commercial real estate and commercial land acquisition and construction lending are generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's sell-out value upon completion of the project, the estimated cost of the project and the time to complete and/or sell the project. If the estimated cost of construction or development proves to be inaccurate, the Bank may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project the value of which may appear to be insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

        Commercial Loans. The Bank makes fixed and variable rate commercial loans to individuals and corporations on either a secured or unsecured basis. Fixed rate loans bear interest rates generally between 250 and 350 basis points above the like term United States Treasury securities and have maturities of up to 5 years. Variable rate loans are originated at market rate with adjustments based on the Bank's prime rate plus 100 to 250 basis points.

        Consumer Loans. The Bank is permitted to invest up to 35% of its assets in consumer loans. The Bank originates property improvement loans through contacts with contractors and through its branches. It also makes loans secured by deposits. The Bank also offers home equity lines of credit, automobile loans, boat loans and unsecured personal loans. Such loans vary as to rate and term.

        Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans maturing or repricing in the Bank's loan and mortgage-backed securities portfolio based on their maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 1996, are reported as due in one year or less. At December 31, 1996, scheduled payments of principal, and expected prepayments of principal which are based on consensus expected prepayment speeds obtained from dealers or other sources which management believes to be reliable, are shown in the period during which such principal reduction is expected to occur.

                                                          Due 1/1/97         Due 1/1/98 -          Due After
                                                          - 12/31/97           12/31/2001         12/31/2001
                                                  ============================================================
                                                                          (In Thousands)
Held or Available-for-sale
    Real estate mortgage loans...................         $      268           $      195           $  4,322
    Mortgage-backed securities...................             56,583               16,190              3,616
                                                  ------------------------------------------------------------

                                                              56,851               16,385              7,938
                                                  ------------------------------------------------------------
Held-for-investment
    Real estate mortgage loans...................            196,407              141,871             58,212
    Real estate construction loans...............             26,214                  765                 --
    Mortgage-backed securities...................              4,843               12,739             11,890
    Commercial...................................              7,506                3,220                 --
    Consumer loans...............................              5,995                7,252              3,406
                                                  ------------------------------------------------------------

                                                             240,965              165,847             73,508
                                                  ------------------------------------------------------------

Total............................................          $ 297,816            $ 182,232           $ 81,446
                                                  ============================================================

        The table below sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 1996, that mature or reprice after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                        Predetermined                Floating or
                                                                                Rates            Adjustable Rate
                                                             =====================================================
                                                                                (In Thousands)
Held or Available-for-sale
    Real estate mortgage loans..............................               $      195                  $   4,322
    Mortgage-backed securities..............................                   19,806                         --
                                                             -----------------------------------------------------
                                                                               20,001                      4,322
                                                             -----------------------------------------------------
Held-for-investment
    Real estate mortgage loans..............................                  143,059                     57,789
    Mortgage-backed securities..............................                   24,629                         --
    Commercial..............................................                    3,220                         --
    Consumer loans..........................................                   10,658                         --
                                                             -----------------------------------------------------
                                                                              181,566                     57,789
                                                             -----------------------------------------------------

   Total....................................................                $ 201,567                   $ 62,111
                                                             =====================================================


        Loan Commitments. The Bank issues commitments to prospective borrowers to originate loans. At December 31, 1996, the Bank had committed to originate $15,788,000 in loans, not including loans in process, the majority of which are secured by property located in its local market area. Making relatively long-term commitments involves the risk that the interest rate to be received will be below the market rate at the time the loan is originated or purchased. The Bank finances loans its originates for sale until such time as the loans can be sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. In the event that interest rates rise between the time of a loan commitment and closing and the sale of the loan, the Bank may be unable to sell the loans without incurring a loss. The Bank attempts to protect itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that interest rate risk on the loan has been assumed by the buyer. See
Note 17 of Notes to Consolidated Financial Statements.

        Collection Procedures and Loan Quality. Collection procedures on delinquent loans serviced by the Bank provide that when a loan payment is 30 days overdue, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances after considering the ability of the borrower to repay, the nature of the property and the proposed interest rate, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. If the loan continues in a delinquent status for 90 days, the Bank generally will initiate foreclosure proceedings. Any property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is listed for sale to attempt to recover all or part of the Bank's investment and is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded on the books of the Bank at the lower of the unpaid principal balance of the related loan or its fair value less its estimated costs of sale. Any further write-down of the property is charged to the allowance for losses on foreclosed real estate. With respect to loans subserviced for the Bank, the subservicer follows the same procedures as the Bank and is contacted by the Bank when any loan is 60 days delinquent in order to determine the status of action being taken.

        Impaired Loans. The Company has adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Management periodically reviews its entire loan portfolio, particularly each of its classified assets, which includes all non-performing and loans contractually delinquent 90 days or more, to determine whether such loans are impaired in accordance with FAS 114. Each of the Company's impaired loans has been measured based on the value of the loan's collateral. An allowance for possible loan losses has been established for any shortfall between the Company's investment in impaired loans and the impaired loans' collateral values.

        The following table sets forth information with respect to the Bank's non-performing assets at the periods indicated.

                                                                               At December 31,
                                       ---------------------------------------------------------------------------------------------
                                               1996               1995               1994               1993              1992
                                        ============================================================================================
                                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual
basis (1) (4):
   Commercial real estate..............         $      95          $      99            $ 2,076            $ 3,817         $      --
   Consumer............................                --                125                250                 --                --
                                        --------------------------------------------------------------------------------------------
                                                       95                224              2,326              3,817               770
                                        --------------------------------------------------------------------------------------------
Accruing loans which are contractually
 past due 90 days or more (2):
   Real Estate:
    Residential........................             4,009              3,553              3,507              4,460             4,674
    Commercial.........................                --                 --                194                267             6,364
    Construction.......................                --                 --                 --                 --                --
    Consumer...........................                22                 18                 77                 --                --
                                        --------------------------------------------------------------------------------------------
                                                    4,031              3,571              3,778              4,727            11,038
                                        --------------------------------------------------------------------------------------------
   Total of non-accrual and
    90-days past due loans.............          $  4,126           $  3,795            $ 6,104            $ 8,544           $11,038
                                        ============================================================================================

Non-accrual and 90-days past
  due loans as a percentage
  of total loans receivable, net.......              0.93%              0.88%              1.44%              2.21%            3.11%
                                        ============================================================================================
Other non-performing assets (3)........          $  2,047           $  5,767            $ 6,828            $ 9,798           $17,585
                                        ============================================================================================



----------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or the allowance for delinquent interest, depending on an assessment of the collectibility of the loan.
(2) The Bank fully reserves against the interest on all accruing loans 90 days past due and those loans that are identified by management as impaired.
(3) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession or reclassified as an in substance foreclosure. This property is initially carried at the lower of its estimated fair value less cost of disposition or the carrying value of the related loan at the time of foreclosure.
(4) Excludes $770,000 in gross loans that were in-substance foreclosed at December 31, 1992, that would have reclassified from foreclosed real estate to loans receivable accounted for on a nonaccrual basis as a result of the Company's adoption of FAS 114.

        As of the dates indicated in the table above, the Bank had no loans categorized as troubled debt restructuring. As of December 31, 1996, there are no loans included in the table above where known information about possible credit problems of the borrower caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms.

        At December 31, 1996, nonperforming loans included $113,000 of loans which were considered impaired. The allowance for possible loan losses as of December 31, 1996, included $70,000 related to loans considered to be impaired.

        Other non-performing assets comprise properties acquired by the Bank through foreclosure or repossession (collectively "REO"). An analysis of the activity in REO for the periods shown is set forth below.

                                                                          Year Ended December 31,
                                                       -------------------------------------------------------------
                                                                    1996                1995                  1994
                                                       =============================================================
                                                                              (In Thousands)

Beginning balance......................................        $   5,767            $  6,828               $ 9,798
Foreclosures ..........................................            1,316               3,649                 3,848
Other additions (1)....................................               62               1,325                 1,367
Provision..............................................             (484)               (200)                 (100)
Dispositions, net......................................           (4,614)             (5,835)               (8,085)
                                                       -------------------------------------------------------------

Ending balance.........................................        $   2,047            $  5,767               $ 6,828
                                                       =============================================================


-----------------
(1) Consists of improvements and advances pursuant to the Bank's salvage powers in an effort to make the projects more saleable and purchases by the Bank of the interests of other lenders in the projects.

        Real Estate Owned ("REO"). At December 31, 1996 the REO properties comprised Condominium Campsites, described below, with a carrying value of $1,843,000, and three additional residential properties with an aggregate carrying value of $204,000 and no individual value greater than $87,000.

        Condominium Campsites, Virginia Beach, Virginia. In 1989, the Bank originated a loan for the purchase of a 254 campsite campground located on over 62 acres of land in the Sandbridge section of Virginia Beach, Virginia. The campsites were then divided into condominium units by the borrower and marketed on an individual basis. Prior to the foreclosure by the Bank in 1991, 53 of 254 campsites had been sold. During the third quarter of 1993, the Bank entered into an agreement with a company which specializes in the development and management of recreational vehicle parks to develop and market the Bank's interest in this property. Development of the property was completed during 1996 and a total of 87 lots have been sold. The Bank anticipates continued marketing of the sites through 1998. No assurance can be given, however, that the property can be sold for an amount equal to or greater than the carrying value.

        Regulatory Loan Classification. Federal regulations require savings associations to review and classify their assets on a regular basis. In addition, in connection with examinations of savings associations, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset classification categories (i.e., substandard, doubtful and loss). The regulations also provide for a special mention category, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Loans classified as substandard or doubtful require the savings association to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the savings association must either establish a specific allowance for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to loans classified substandard or doubtful may be included in determining a savings association's risk-based capital, subject to certain limitations, while specific valuation allowances for loan losses do not qualify as risk-based capital. Examiners may disagree with the savings association's classifications and amounts reserved. At December 31, 1996, the Bank had $7,170,000 in assets classified as substandard, and $77,000 classified as doubtful.

        Allowances for Possible Losses on Loans and Real Estate Owned. Management of the Bank assesses the adequacy of the allowances for possible losses on loans and foreclosed real estate on a quarterly basis, and additions to the allowances for losses on loans and foreclosed real estate are made when deemed necessary. The Bank's Board of Directors reviews the reserves for loan and foreclosed real estate losses quarterly. An allowance for loan losses is provided when collectibility of specific real estate loans is in doubt and the value of the security property has declined below the outstanding principal of the related loan. The Bank also provides allowances for accrued interest on delinquent loans and for estimated losses against the carrying value of foreclosed real estate when management determines that collectibility of the interest is in doubt or a decline in the fair value of the foreclosed real estate has occurred. Additions to the allowances for losses on loans and foreclosed real estate are charged to earnings through a provision for loan losses. The allowances are reduced when a loss actually is incurred or such allowance is charged-off in accordance with the accounting principles set forth in FAS 114. See "Impaired Loans." In certain instances, reserves may also be reduced when the assumptions under which the reserves were established indicate that all or a portion of the reserve is no longer necessary.

        During the fiscal year ended December 31, 1996, the Bank added $150,000 and $484,000, respectively, to its allowances for possible loan and foreclosed real estate losses. As of December 31, 1996, the Bank had a total of $4,625,000 in its allowances for possible loan and foreclosed real estate losses. Approximately $4,390,000 of the loss reserves are general unallocated loan loss reserves and have been established in addition to the reserves indicated after a specific loan evaluation methodology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 6 of Notes to Consolidated Financial Statements.

        The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                                              Year Ended December 31,

                                              --------------------------------------------------------------------------------------
                                                    1996           1995             1994              1993              1992
                                              ======================================================================================
                                                                              (Dollars in Thousands)

Balance at beginning of period...............       $   3,968       $ 4,328            $ 4,173            $4,651            $2,650

Net loans (charged-off) recovered (1):

  Real estate-mortgage.......................             272          (535)              (120)           (1,188)             (249)
  Real estate- construction..................              --            --                 --               110                --
                                              --------------------------------------------------------------------------------------

Total (charge-offs) recoveries, net..........             272          (535)              (120)           (1,078)             (249)
Provisions for loan losses...................             150           175                275               600             2,250
                                              --------------------------------------------------------------------------------------

Balance at end of period.....................        $  4,390       $ 3,968            $ 4,328            $4,173            $4,651
                                              ======================================================================================
Rates of net (charge-offs) recoveries
  during the period to average loans
  outstanding during the period............             0.06%         (0.12%)            (0.03%)           (0.26%)           (0.06%)
                                              ======================================================================================


---------------------
(1) Includes charge-offs associated with loans reclassified as in-substance foreclosure in years prior to 1994.

        The following table sets forth the breakdown for the allowance for possible loan losses by loan category at the periods indicated.

                                                                                At December 31,
                  ------------------------------------------------------------------------------------------------------------------
                           1996                     1995                  1994                      1993                    1992
                  ==================================================================================================================
                                Percent             Percent               Percent                 Percent                 Percent
                               of loans            of loans              of loans                 of loans                of loans
                                in each             in each               in each                 in each                 in each
                               category            category              category                 category                category
                               to total            to total              to total                 to total                to total
                      Amount      loans    Amount     loans   Amount        loans      Amount      loans       Amount     loans
                  ==================================================================================================================
                                                          (Dollars in Thousands)

Unallocated....... $   4,390      (0.98)% $ 3,865    (0.92%) $ 3,652        (0.86)%   $ 3,923        (1.01)%  $ 3,790       (1.07)%
Real estate
   mortgage:
  Residential.....        --      70.42        --     74.04      ---        80.90         ---         76.24        61        69.09
  Commercial......        --      18.42        --     16.69      426        16.39         250         19.23       800        21.31
Real estate-
   Construction...        --       6.03        --      6.32      ---         2.01         ---          2.68       ---         6.93
Commercial........        --       2.40        --      0.99      ---         0.25         ---          0.47       ---          ---
Consumer..........        --       3.71       103      2.86      250         1.31         ---          2.39       ---         3.74
                  ------------------------------------------------------------------------------------------------------------------
Total Allowances
   for Loan

   Losses......... $   4,390     100.00%   $ 3,968    100.00% $ 4,328      100.00%     $ 4,173       100.00%   $ 4,651      100.00%
                  ==================================================================================================================

        The unallocated or "general" portion of the allowance for possible loan losses represents management's best estimate of the inherent loss present in the Bank's loan portfolio at December 31, 1996. Management divides the loan portfolio into two groups, classified loans and pass loans, in order to determine the general loan loss reserve.

        Management reviews each classified loan greater than or equal to $400,000 and assigns a general reserve percentage to it based on the following parameters:

                                              General Reserve
            Classification                            %
=====================================================================

Special Mention                                    0% - 5%
Substandard                                        5% - 25%
Doubtful                                          40% - 60%

        These percentages are increased or decreased based on management's review of the borrower's overall financial condition, type of collateral, loan payment history, economic conditions and trends, guarantors, historical loss experience on similar loans and any other relevant information. Classified loans less than $400,000 are reviewed on a pool basis using the same criteria defined above.

        The pass loans are organized into pools with common characteristics in terms of their risk profile, year originated, loan-to-value ratio, loan collateral or any other characteristic considered appropriate by management. A general reserve percentage is assigned to each pool based on the Bank's historical loss experience for similar pools of loans.

        The unallocated portion of the allowance for loan losses is management's estimation of the losses that may be realized over the life of the loans included in its portfolio at December 31, 1996. Management is unable to estimate the timing or the amount of related future charge-offs.

        Investment Activities. Federal savings banks have the authority to invest in certain types of securities and other investments subject to various restrictions largely related to limitations on the type of investments as a percentage of total assets. The Bank's investment activities are within such restrictions.

        The Bank's investment securities, excluding mortgage-backed and related securities, are described in Note 3 to the Consolidated Financial Statements. Debt securities of certain federal agencies, securities issued by the United States Treasury and federal funds sold amounting to $15,050,000 at December 31, 1996, are retained to satisfy the Bank's liquidity requirements. For more information regarding liquidity requirements see "Management's Discussion and Analysis of Financial Condition and Results of Operations." See "Regulation" for further information regarding the Bank's regulatory capital requirements.

        The carrying value of the Bank's investment portfolio at December 31, 1996, by maturity is as follows:

                                                                                                              Weighted
                                                                        Amortized         Estimated           Average
Remaining Maturity                                                           Cost        Fair Value              Rate
=======================================================================================================================
                                                                                (Dollars in Thousands)
Within one year
        U. S. Treasuries......................................           $  2,980          $  2,982              5.53%
        Federal Agencies......................................              2,003             2,019              7.56
                                                               --------------------------------------------------------
                                                                            4,983             5,001              6.35
                                                               --------------------------------------------------------
After one year but within 5 years
        U. S. Treasuries......................................              3,971             3,947              5.06
        Federal Agencies......................................              8,987             8,750              5.59
                                                               --------------------------------------------------------
                                                                           12,958            12,697              5.43
                                                               --------------------------------------------------------
No stated maturity
        Federal Home Loan Bank stock..........................              9,842             9,842              7.25
                                                               --------------------------------------------------------

                                                                         $ 27,783          $ 27,540              6.24%
                                                               ========================================================

        The Bank also invests in mortgage-backed and related securities, subject to regulations affecting such activities. Federal associations such as the Bank have no limitations on the purchase of mortgage-backed and related securities if such securities are issued by GNMA, FNMA or FHLMC or qualify under section 3(a)(41) of the Securities Exchange Act of 1934, as amended, commonly referred to as Secondary Mortgage Market Enhancement Act or "SMMEA" securities. See Note 4 of the Notes to Consolidated Financial Statements for further information regarding mortgage-backed and related securities.

        It is the Bank's practice to purchase mortgage-backed and related securities to supplement its loan portfolio and to make efficient use of the Bank's capital. The Bank may purchase securities for a short period of time under agreements to resell those same securities at a given date. The Bank's risk-based capital requirements assign the Bank's mortgage-backed and related securities to a 20% risk-weighted category. In addition, it is the Bank's intention to use purchased floating rate mortgage-backed and related securities to assist it in managing its interest rate risk in conjunction with its asset/liability management. Management also expects the price volatility of the floating rate mortgage-backed and related securities to be low and, accordingly, classifies such securities as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Please refer to Notes 2 and 4 of Notes to Consolidated Financial Statements.

        At  December  31,  1996,  1995 and  1994,  the  Bank  had  $106,621,000,
$137,743,000 and $220,635,000, respectively, in mortgage-backed and related securities, at amortized cost.

        The table below sets forth certain information regarding the Bank's investment in collateralized mortgage obligations at December 31, 1996.

                                      Security            Amortized        Estimated         Index/Frequency      Estimated
                                      Rating(1)                 Cost       Fair Value          of Adjustment      Duration (3)
                                     ===========================================================================================
                                                                       (Dollars in Thousands)

Floating Rate
   Resolution Trust Corporation (2)..   AAA               $  21,426        $  21,103         1 yr. CMT/Annual          .48 Yrs
   Resolution Trust Corporation .....   AAA                     358              358         3 yr. CMT/3 yrs.          .32 Yrs
   Corporate Issuance................   AAA                   2,534            2,513       1 mth.LIBOR/Monthly         .04 Yrs
                                                  ------------------------------------
                                                             24,318           23,974
                                                  ------------------------------------
Fixed Rate
   Corporate Issuance................   AAA                  53,482           52,351                N/A               3.02 Yrs.
   FNMA .............................   AAA                     704              701                N/A                .09 Yrs.
                                                  ------------------------------------
                                                          $  54,186        $  53,052
                                                  ------------------------------------
         Total.......................                     $  78,504        $  77,026
                                                  ====================================


------------------
(1)      The security rating is as of the issue date.

(2) Each loan in these pools adjusts annually based on the 1 Year Constant Maturity Treasury ("CMT") index; the entire pool adjusts at a rate of approximately 6 to 12% per month throughout each annual period.

(3)      Estimated at December 31, 1996

         High Risk Securities. The Company periodically measures its securities individually to determine if they are "high risk" in accordance with OTS regulations. At December 31, 1996 the Company had one mortgage-backed security in the amount of $6,360,000 which was deemed high risk in accordance with these regulations.

Source of Funds

         Deposits. The primary source of funds for the Bank's lending and other investment activities has been deposits solicited from the general public. Prior to 1988, the Bank pursued a strategy of soliciting certificates of deposit with maturities of one to ten years from depositors outside of its local area market. The purpose of attracting long-term deposits was both to fund asset growth and lengthen the maturities of the deposits in the Bank in order to match them more closely to the maturities of loans purchased. The Bank, on a retail basis, no longer actively advertises for deposits outside of its local area market and offers customers outside its local market, with maturing deposits, renewal rates no higher than those offered to customers in the Bank's local markets. Currently, the Bank uses alternate sources, such as advances from the FHLB of Atlanta and brokered deposits, for its long term funds if retail deposit rates are judged by management to be unattractive.

Deposit activity is set forth as follows:

                                                               Retail Deposits                     Brokered
                                                          Local Area                 Other         Deposits              Total
                                                  ==============================================================================
                                                                              (Dollars in Thousands)

Year Ended December 31, 1996
Beginning balance................................          $ 289,162             $  44,587        $ 159,222          $ 492,971
Deposits purchased...............................                 --                    --               80                 80
Net cash inflow (outflow)........................                494                (7,617)         (73,029)           (80,152)
Interest credited................................              7,927                 2,563               --             10,490
                                                  ------------------------------------------------------------------------------

         Total...................................          $ 297,583             $  39,533        $  86,273          $ 423,389
                                                  ==============================================================================

Year Ended December 31, 1995
Beginning balance................................          $ 268,488             $  59,541        $ 177,041          $ 505,070
Deposits purchased...............................                 --                    --           71,350             71,350
Net cash inflow (outflow)........................             10,807               (18,336)         (89,169)           (96,698)
Interest credited................................              9,867                 3,382               --             13,249
                                                  ------------------------------------------------------------------------------

         Total...................................          $ 289,162             $  44,587        $ 159,222          $ 492,971
                                                  ==============================================================================

Year Ended December 31, 1994
Beginning balance................................           $263,608              $148,839          $60,281           $472,728
Deposits purchased...............................                 --                    --          136,183            136,183
Net cash inflow outflow..........................             (3,134)              (94,533)         (19,423)          (117,090)
Interest credited................................              8,014                 5,235               --             13,249
                                                  ------------------------------------------------------------------------------

         Total...................................           $268,488              $ 59,541         $177,041           $505,070
                                                  ==============================================================================



Characteristics of time deposits as of December 31, 1996, are set forth below:

                                                       Retail Deposits                         Brokered Deposits
                                            ----------------------------------------------------------------------------
                                                                  Average                                   Average
Remaining Maturity                                Amount            Rate                     Amount           Rate
========================================================================================================================
                                                                       (Dollars in Thousands)

Within three months........................        $  39,615             5.22%                $  14,995          6.43%
Three to six months........................           54,450             5.41%                   16,458          5.97%
Six months to one year.....................           56,456             5.38%                   21,892          6.26%
One year to two years......................           37,587             5.81%                   32,928          6.28%
Two years to three years...................           20,791             5.80%                       --            --
Over three years...........................           13,952             6.10%                       --            --
                                            ------------------                          -----------------

  Total....................................        $ 222,851                                    $86,273
                                            ==================                          =================

A summary of time deposits $100,000 or greater by maturity follows (in thousands):

                   Remaining Maturity                            Balance
               ================================================================

                   Within three months........................   $  4,472
                   Three months to six months.................      8,670
                   Six months to one year.....................      8,089
                   One year to two years......................      6,904
                   Two to three years.........................      3,449
                   Over three years...........................      1,942
                                                               -----------------

                      Total...................................   $ 33,526
                                                               =================


         Borrowings. As a member of the FHLB System, the Bank may obtain additional funds through loans, which are called advances, from the FHLB of Atlanta. Advances are secured by a blanket floating lien on qualifying 1-4 family first mortgage loans and certain mortgage-backed and related securities. At December 31, 1996, fixed-rate advances totaled $98,110,000 with a weighted average maturity of 20 months, and had a weighted average cost of 6.14%. Variable rate advances totaled $35,000,000 and had a weighted average maturity of 20 months and a weighted average cost of 5.43%. The interest rates on the variable rate advances are based on either 1-month LIBOR or the Federal funds rate and adjust monthly or quarterly.

         The Bank periodically uses reverse repurchase agreements and dollar roll reverse repurchase agreements to assist in meeting short-term cash-flow needs. Reverse repurchase agreements involve a borrowing pursuant to which the lender agrees to return to the Bank the same securities given as collateral. The Bank enters into reverse repurchase agreements for a limited term, usually 30, 60 or 90 days, or due on demand. The reverse repurchase agreements are repaid by the Bank when excess cash is available. Dollar roll reverse repurchase agreements are agreements pursuant to which the lender agrees to return to the Bank securities that are substantially the same as those that were pledged as collateral. The dollar roll reverse repurchase agreements have terms of 30, 60 or 90 days. At December 31, 1996, the Bank had $4,920,000 reverse repurchase agreements outstanding which matured within 90 days. There were no dollar roll agreements outstanding at December 31, 1996. See Note 11 of Notes to Consolidated Financial Statements.

         Reverse repurchase agreements and dollar roll reverse repurchase agreements have certain risks. An increase in market interest rates could decrease the market value of the securities used by the Bank as collateral in reverse repurchase transactions, and thus the amount of funds that the Bank could obtain through such transactions would decrease if additional collateral is not available. In addition, if the Bank sells securities pursuant to a reverse repurchase agreement to an entity which subsequently becomes insolvent, the Bank may experience difficulty obtaining the return of such securities. The borrowing represented by a reverse repurchase agreement is generally over-collateralized, i.e., the market value of the securities involved exceeds the price at which the Bank agrees to sell and repurchase the securities. Thus, if the Bank has difficulty obtaining the return of the securities, it could lose the amount of such difference. In order to seek to reduce such risks, the Bank transacts all of its reverse repurchase agreement borrowings with primary dealers or regional banks, the financial conditions of which it reviews periodically.

Subsidiary Activities

         First Coastal Bank is permitted to invest an amount equal to 2% of its assets in service corporations. An additional investment of 1% of assets may be made where such investment is primarily for community, inner-city or community development purposes. The Bank has four first tier subsidiaries, First Coastal Mortgage, VBF Financial Services Corp. ("VBFFSC"), Princess Anne Service Corporation ("PASC"), and Eighth Princess Anne Properties, Inc. ("8thPA").

         First Coastal Mortgage is a wholly owned subsidiary of the Bank, and was formed in 1987 for the purpose of engaging in mortgage banking activities. First Coastal Mortgage solicits loan applicants for a variety of conventional and government insured mortgage loans secured by residential real estate. During 1992 through 1994, First Coastal had expended its operations to include loan production offices through central and northern Virginia and into Maryland. Late in 1995 the Company sold five of its seven loan production branches leaving two branches operating in the Hampton Roads market contiguous to the Company's retail banking operations.

         Princess Anne Service Corporation and its subsidiaries (collectively "PASC") were formed throughout the 1980s to invest in a variety of real estate development projects, and to hold title to or operate certain real estate properties of the Bank which had been acquired through foreclosure. PASC is a "non-includable subsidiary" for purpose of compliance with the Bank's regulatory capital requirements. See "Regulation -- Regulatory Capital Requirements." At December 31, 1996, the Bank had $34,500 of investment in and advances to PASC.

         The Bank is presently winding down the activities of PASC. At December 31, 1996, PASC's assets consist of a partnership investment holding one parcel of undeveloped commercial real estate. At the present time, the Bank does not intend to make additional investments in PASC and expects that its present investment will be recovered over the next several years.

         Eighth Princess Anne Properties, Inc. ("8thPA") was acquired from PASC during 1994 in order to hold a certain piece of foreclosed real estate located in Virginia Beach, VA. The foreclosed real estate held by 8thPA was sold during 1995. At December 31, 1996, the Bank had $3,000 of net advances due from 8thPA.

         VBF Financial Services Corp. is a wholly owned subsidiary of the Bank and was formed in April 1992 to sell fixed-rate annuities, a range of mutual funds and tax-exempt investments on an agency basis for a commission. At December 31, 1996, the Bank had $205,000 of investment in and advances to VBF Financial Services Corp.

Competition

         First Coastal Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of real estate loans. The Bank competes for deposits by offering a wide variety of accounts, competitive rates, premiums and numerous customer services, and competes for loans principally through the interest rates and loan fees it charges and the availability of funds to make loan commitments. The Bank's most direct competition for savings deposits has historically come from commercial banks, other thrift institutions and credit unions in the Hampton Roads area. The Bank's competition for real estate loans comes principally from commercial banks, other thrift institutions, mortgage banking companies, life insurance companies and other institutional lenders.

Personnel

     As of December 31, 1996, the Company had 181 full-time employees and 23 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes relationships with its employees are satisfactory.

Regulation

         General. As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the U. S. Congress could have a material adverse impact on the Company, the Bank and their operations. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

         Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1996, amounted to approximately $4,514,000.

         Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums. Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately .657% of deposits held on March 31, 1995. The Savings Bank recorded a $3,311,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately 0.13% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

         Examination Fees. In addition to federal deposit insurance premiums, savings institutions, like the Bank, are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the year ended December 31, 1996 totalled approximately $143,000.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the allowance for loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

         Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 15 of Notes to Consolidated Financial Statements for more information about the Bank's regulatory capital at December 31, 1996.

         Prompt Corrective Action. Federal law established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk- based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk- weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the Federal Deposit Insurance Act ("FDIA") (i) restricting payment of capital distributions and management fees,
(ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate.

         The Bank is currently a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, under Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).

         As of December 31, 1996, the Bank was a Tier 1 institution. However, there can be no assurance that the OTS will not prohibit any capital distribution by the Bank to the Company.

         Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a qualified thrift lender ("QTL") test. The required percentage of qualified thrift investments ("QTIs") is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 83.4% of its assets invested in QTIs.

         A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall be restricted on advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Loans-to-One Borrower. Under the HOLA, savings institutions are subject to the national bank limits on loans-to-one borrower. With respect to the dollar amount of credit that savings institutions may extend to a single or related group of borrowers, savings associations are subject, since 1989, to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1996, the Bank's lending limit to one borrower was $6.7 million. Current lending limits to one borrower may adversely affect the Bank's ability to conduct its operations, particularly its ability to make real estate development and construction loans which typically carry large balances. At December 31, 1996, the Bank's largest aggregate loans and commitments to one borrower was $6.65 million.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1996, the required liquid asset ratio was 5%. The Bank's liquidity ratio at December 31, 1996, was 6.46%.

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a maximum remaining term of 24 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. The OTS may also designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 5% of outstanding advances or at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $9.8 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 1996, dividends paid by the FHLB of Atlanta to the Bank totaled approximately $714,000.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. The Bank's reserve requirement at December 31, 1996, was $25,000.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no borrowings from the Federal Reserve System at December 31, 1996.

         Holding Company Regulation. General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not be subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

         The Company must obtain approval from the OTS before acquiring control of any other SAIF- insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Federal savings associations are permitted to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies and other financial institutions in recent years.

         A bill has been introduced to the House Banking Committee that would consolidate the OTS with the Office of the Comptroller of the Currency. The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In addition, the bill would abolish the current authority of a unitary savings and loan holding company (i.e., a holding company with only one thrift institution subsidiary) that has a thrift institution subsidiary which meets the qualified thrift lender test from investing in activities other than those permitted for bank holding companies. Under current regulations, a savings and loan holding company, such as the Company, which has only one thrift subsidiary which meets the qualified thrift lender test, such as the Bank, has broad investment authority. The proposed limitation on investment activities by unitary savings and loan holding companies, if enacted, would restrict the ability of the Company to engage in certain non-banking and other business activities. As of December 31, 1996, the Company was not engaged in any such activities.

Executive Officers of the Registrant

         Set forth below is current information concerning the Company's executive officers.

Name                            Position                                     Age
================================================================================

John A.B. Davies, Jr.           President and Chief Executive Officer        45
Dennis R. Stewart               Executive Vice President                     47
John M. Chattleton              Executive Vice President of the Bank         48


         John A. B. Davies, Jr. has served as President and Director of the Company since June 1991. Previously, he was employed with First American Bank of Virginia as a Senior Vice President/Retail Administration.

         Dennis R. Stewart has been employed by the Company since April 1990. He is responsible for the accounting, regulatory, tax, treasury, investment, interest rate risk management and financial management activities of the Bank.

         John M. Chattleton has served as Executive Vice President - Chief Retail Officer of the Bank since he joined the Bank in August, 1992. From 1990 to 1992, Mr. Chattleton was Senior Vice President of Small Business and Consumer Lending at the Bank of Maryland, in Baltimore, Maryland.

ITEM 2. PROPERTIES

         The Bank engages in its business from its home office and branch offices, which are located throughout the Hampton Roads area in Virginia. The Bank's principal executive office contains approximately 40,000 square feet and is leased for a term of ten years, with two five-year renewal options. This office is located at 2101 Parks Avenue, Virginia Beach, Virginia 23451. Information regarding the Bank's offices is set forth below.

Executive and Administrative Offices      Financial Center Locations

2101 Parks Avenue                         Chesapeake
Virginia Beach, VA  23451                 Cedar Road Financial Center
(757) 428-9331                            1000 Cedar Road

                                          Greenbrier Financial Center
                                          1172 Greenbrier Parkway

Greenbrier Market Center                        Mortgage Lending Offices
Harris Teeter Supermarket
1216 Greenbrier Parkway                         Virginia Beach
                                                2101 Parks Avenue, Suite 103
Newport News

Denbigh Crossing Financial Center               Chesapeake
12705 Jefferson Avenue                          1172 Greenbrier Parkway

Oyster Point Financial Center                   Newport News
601 Thimble Shoals Boulevard                    601 Thimble Shoals Boulevard

Norfolk
Selden Financial Center
210 E. Main Street, Suite I-1

Virginia Beach
Aragona Financial Center
4848-17 Virginia Beach Boulevard

Courthouse Financial Center
2400 Princess Anne Road

Fairfield Financial Center
5224 Providence Road

Great Neck Financial Center
1324 N. Great Neck Road

Little Neck Financial Center
Harris Teeter Supermarket
3333 Virginia Beach Boulevard

Lynnhaven Financial Center
230 N. Lynnhaven Road

Pavilion Financial Center
2101 Parks Avenue

Shore Drive Financial Center
3037 Shore Drive

Williamsburg

Five Forks Financial Center
213 Ingram Road

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings incident to its business, including foreclosures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

Common Stock

The Company's common stock is traded in the over-the-counter market and is listed for quotation on the Nasdaq Stock Market National Market System under the symbol "VABF." As of March 14, 1997, there were approximately 570 shareholders of record. Following are the high and low closing prices in 1996 and 1995 as reported by Nasdaq and dividends paid by quarters. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       1996                                             1995
                  --------------------------------------------------------------------------------------------------
                           High            Low        Dividend                 High             Low       Dividend

                  ==================================================================================================

1st quarter              $9            $6 13/16          $0.04           $7 3/4          $6                  $0.04
2nd quarter               8 5/8         6  7/8            0.04            9 3/4           7 1/4               0.04
3rd quarter               8 3/4         6  7/8            0.04            9 15/16         8 3/8               0.04
4th quarter               9 5/8         8  5/8            0.04            9 1/8           7                   0.04


See Note 18 of the Notes to Consolidated Financial Statements regarding dividend restrictions.

Dividend Reinvestment Plan

   The Company's shareholders may purchase common stock with reinvested dividends and have the opportunity to make optional cash investments up to $2,000 per calendar quarter for the purchase of shares of common stock. Participants pay no brokerage commissions on purchases and avoid safekeeping costs on shares held in the Plan. For a prospectus please contact Investor Relations at (757) 428-9331.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

--------------------------------------------------------------------------------


                                                                                     At December 31,
                                                               ------------------------------------------------------------------
(Dollars in thousands, except per share data)                      1996        1995        1994         1993         1992
---------------------------------------------------------------------------------------------------------------------------------
Selected Financial Condition Data
  Total assets ..............................................   $ 606,138   $ 698,962   $ 719,325    $ 682,017    $ 631,236

  Loans held-for-investment, net ............................     445,055     433,562     424,435      387,171      354,810
  Loans held-for-sale .......................................       4,785      14,020       8,341       43,733       38,605
  Mortgage-backed and related securities ....................     106,549     137,779     215,470      176,463      145,985
  Investment securities .....................................      27,796      26,917      38,838       43,917       55,489
  Securities purchased under agreement to resell ............        --        55,000        --           --           --
  Deposits ..................................................     423,389     492,971     505,070      472,728      446,948
  Borrowings ................................................     138,125     158,010     170,510      155,872      135,978
  Stockholders' equity ......................................      40,827      41,032      36,885       41,514       41,145

                                                                                  Year ended December 31,
                                                               ------------------------------------------------------------------
                                                                                                                 ---------
Selected Statement of Operations Data .......................        1996        1995        1994         1993         1992
                                                               ------------------------------------------------------------------
                                                                                                                  ---------
  Interest income ...........................................   $  48,345   $  52,286   $  48,733    $  47,267    $  55,931
  Interest expense ..........................................      31,629      37,272      35,664       35,784       42,419
                                                               ------------------------------------------------------------------
                                                                                                                  ---------
  Net interest expense ......................................      16,716      15,014      13,069       11,483       13,512
  Provision for loan losses .................................         150         175         275          600        2,250
                                                               ------------------------------------------------------------------
  Net interest income after provision for loan losses .......      16,566      14,839      12,794       10,883       11,262
  Other income ..............................................       3,254       5,218       4,608        5,743        5,056
  Other expense .............................................      18,929      18,250      18,661       16,433       12,782
                                                               ------------------------------------------------------------------
  Income (loss) before income taxes, cumulative effect of
  accounting change and extraordinary item ..................         891       1,807      (1,259)         193        3,536

  Provision (benefit) for income taxes ......................         322         641        (688)        (259)       1,435
                                                              ------------------------------------------------------------------
  Income (loss) before cumulative effect of
    accounting change and extraordinary item ................         569       1,166        (571)         452        2,101
  Cumulative effect of change in method of
    accounting for income taxes .............................        --          --          --            700         --
  Extraordinary item ........................................        --          --          --           --         (1,068)
                                                               ------------------------------------------------------------------

  Net income (loss) .........................................   $     569   $   1,166   $    (571)   $   1,152    $   1,033
                                                               ==================================================================
  Earnings per common and common equivalent share:
  Income (loss) before cumulative effect of accounting
    change and extraordinary item ...........................   $    0.11   $    0.24   $   (0.12)   $    0.09    $    0.43





  Cumulative effect of accounting change .....................         --            --            --           0.14            --
  Extraordinary item .........................................         --            --            --             --         (0.22)
                                                                 ------------------------------------------------------------------

  Net income (loss) ..........................................   $    0.11   $     0.24 $       (0.12) $        0.23 $        0.21
                                                                 ==================================================================

                                                                                     At or for the year ended December 31,
                                                                                     -------------------------------------


Selected Financial Ratios and Other Data .....................         1996          1995        1994           1993        1992
                                                                 ------------------------------------------------------------------

  Return on average assets ...................................         0.09%         0.17%      (0.08%)         0.17%       0.15%
  Return on average stockholders' equity .....................         1.39          2.99       (1.47)          2.77        2.47
  Average stockholders' equity to average assets .............         6.60          5.59        5.42           6.06        6.25
  Book value per share .......................................   $     8.21  $       8.28 $      7.50  $        8.48 $      8.41
  Dividend payout ratio ......................................       145.45%        66.67%         --          69.57%      76.19%
  Number of deposit accounts .................................       28,140        25,885      24,374         30,635      30,183
  Banking offices open .......................................           15            12           9              8           8


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion which follows describes the financial condition and results of operations of Virginia Beach Federal Financial Corporation (the "Company") and its subsidiary First Coastal Bank, the "Bank," (formerly Virginia Beach Federal Savings Bank) and should be read in conjunction with the accompanying Consolidated Financial Statements.

FIRST COASTAL BANK

On November 21, 1996, the Company's Board of Directors voted to change the name of its subsidiary bank to First Coastal Bank from Virginia Beach Federal Savings Bank. The new name reflects the current and future intent of the Company to offer a full range of commercial banking products and services throughout its market area, generally known as Hampton Roads. The name change was announced to the general public on February 18, 1997.

SAIF RECAPITALIZATION

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), enacted on September 30, 1996, the Federal Deposit Insurance Corporation ("FDIC") imposed a special assessment on members whose deposits were insured by the Savings Association Insurance Fund ("SAIF"). The purpose of the assessment was to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the deposits to be assessed pursuant to the Act, the Bank paid its special assessment of $3,311,000 on November 27, 1996. Subsequently, the FDIC lowered the deposit insurance premium rate by 5 basis points for the fourth quarter of 1996, producing a $57,000 refund to the Bank of premiums previously paid. In addition, the FDIC lowered the premium for many SAIF members for 1997 by 16.6 basis points.

Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

If the Bank's deposits were to remain at their December 31, 1996, level all throughout 1997, the reduction in deposit insurance premiums would produce a $703,000 deposit insurance expense reduction compared to what the annual premium would have been prior to the Act.

ASSET COMPOSITION AND LOAN PRODUCTION

Total assets of the Company were $606.1 million at December 31, 1996, compared with $699.0 million at December 31, 1995. The majority of the $92.9 million decrease is the result of management's decision to de-emphasize brokered time deposits as a source of funds, and to fund the reduction in these deposits through the maturity and repayment of securities purchased under agreements to resell and mortgage-backed and related securities. Consequently, these investments decreased by an aggregate of $86.2

Management's Discussion and Analysis of Financial Condition and Results of Operations million. In addition, the Company's foreclosed real estate and other assets decreased by $3.7 million and $4.9 million, respectively.

Loans receivable held-for-investment increased by $11.5 million during 1996. The growth largely occurred, as planned, in the Company's higher yielding loan products: commercial (i.e. business), land, commercial real estate, property improvement and consumer, and multi-family categories increased by a total of $22.6 million. The Company's 1-4 family residential portfolio decreased by $9.4 million as loan repayments and prepayments of $51.7 million exceeded new loans added of $42.3 million. Please refer to Note 5 to the accompanying Consolidated Financial Statements for more information regarding the composition of the Company's loan portfolio.

Single family residential lending is performed by the Company through the Bank and First Coastal Mortgage Corp (formerly Beach Fed Mortgage Corp). The Bank's strategy is to originate loans throughout Hampton Roads, retain an amount which keeps the Bank's total assets and loans receivable at their desired levels, and sell the remainder into the secondary market. During 1996, the Company closed $118.4 million, retained $46.9 million for its own portfolio, and sold $71.5 million into the secondary market. Loan closings during 1996 were $126.2 million lower than the $244.6 million closed during 1995 as the Company experienced the effects of the sale during the fourth quarter of 1995 of five of its seven loan production offices. Lower loan volume throughout 1996 compared with 1995 also resulted in the decrease in loans receivable held-for-sale at December 31, 1996, which was $4.8 million compared with $14.0 million at December 31, 1995.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 ("FAS 122") "Accounting for Certain Mortgage Banking Activities" which requires, among other things, that the Company capitalize an amount related to the value of retained servicing for the Bank's loan production which is sold into the secondary market. Throughout 1996 and 1995, the Bank's secondary marketing sales were on a servicing released basis and, accordingly, there was no capitalization of loan servicing rights since none were retained. In years prior to 1995, the Company had retained servicing on loans sold to Freddie Mac and Fannie Mae resulting in the majority of the loan servicing portfolio of $251 million at year end 1996, which is further described in Note 5 to the accompanying Consolidated Financial Statements. Because of accounting principles in effect prior to FAS 122, the Company did not capitalize the servicing value related to its in-house originated loans. The book value of $347,000 at December 31, 1996 associated with the loan servicing portfolio relates to purchased loan servicing, an activity in which the Company no longer engages.

The Company's nonperforming assets ("NPA's") comprise foreclosed real estate of $2.0 million, and delinquent loans receivable held for investment of $4.1 million. Total NPA's were 1.0% of total assets at December 31, 1996, compared with 1.4% of total assets at December 31, 1995.

DEPOSIT AND BORROWINGS

The deposits of the Company were $423.4 million at December 31, 1996, a decrease of $69.6 million from December 31, 1995. Brokered time deposits decreased by $72.9 million during 1996 as maturing brokered time deposits were funded largely by the repayments and prepayments of mortgage-backed and related securities, and securities purchased under agreements to resell. Management of the Company intends to reduce its reliance of the use of brokered deposits to the extent that it is able to fund the Bank through its retail branch network. During 1996, the Bank opened three new retail banking centers: two inside new stores of a supermarket chain which is expanding into Hampton Roads, and one in Williamsburg, Virginia which is at a temporary site at year end 1996 pending the completion of a permanent facility during the summer of 1997. As a result of these initiatives and the growth of the Bank's newer branches, retail deposits other than brokered time deposits, grew by $3.4 million or 1%

Management's Discussion and Analysis of Financial Condition and Results of Operations

during 1996. Please refer to Note 9 in the accompanying Notes to Consolidated Financial Statements for information regarding the Company's deposits. If the Bank were to eliminate its reliance on brokered time deposits, growth of the Bank's total earning assets will be limited by retail deposit growth and by the extent to which funds can be obtained from other sources.

The Company also borrows from the Federal Home Loan Bank of Atlanta (the "FHLB") and typically uses the FHLB as the source of its longer term funding. In addition, the Company uses short term or overnight borrowings from the FHLB to adjust its daily cash needs. Please refer to Note 10 to the accompanying
Consolidated Financial Statements for more information on the Company's borrowings from the FHLB.

LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision, (the "OTS") establishes the minimum liquidity requirements for savings banks. Regulations provide, in part, that the Bank must maintain daily average balances of liquid assets in excess of a certain percentage (presently 5%) of net withdrawable deposits and short-term borrowings). The Bank met its liquidity requirements throughout 1996 and expects to continue to meet these requirements in the future.

The OTS also sets the minimum capital requirements for savings banks. At December 31, 1996, the Bank exceeded all of the minimum capital requirements.

The Bank's core and risk-based capital ratios increased to 6.6% and 12.5%, respectively, at December 31, 1996, from 5.8% and 11.1%, respectively, at December 31, 1995, largely because of the reduction in the nominal assets and risk adjusted assets which are the basis of the respective calculations. Please refer to Note 15 to the accompanying Consolidated Financial Statements for more information regarding the Bank's regulatory capital at December 31, 1996.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most commercial and industrial companies, virtually all of the assets and liabilities of a financial institution, such as the Bank, are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

ASSET/LIABILITY MANAGEMENT

The Bank has established an Asset/Liability Management Committee ("ALCO") for the purpose of monitoring and managing interest rate risk. Interest rate risk represents the net interest income variation that would occur under a specific change in interest rates. One commonly used measure of interest rate risk is a gap report. A gap report identifies what percentage of the Bank's assets, net of its liabilities, will mature or reprice within a given time period. A gap is considered positive when the amount of interest rate sensitive assets within a specific time frame exceeds the amount of interest rate sensitive liabilities within that same time frame. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income and a negative gap would tend to result in an increase in net interest income. In a rising interest rate environment, a bank with a positive gap would generally be expected to experience a greater increase in the yield of its assets relative to the costs of its liabilities and

Management's Discussion and Analysis of Financial Condition and Results of Operations

thus an increase in net interest income, whereas a bank with a negative gap would be expected to experience the opposite results.

Certain features of the Bank's assets, in particular, and its liabilities can also have a significant adverse effect on the Bank's net interest income. For example, when interest rates rise during a period by an amount which exceeds the periodic interest rate cap in an adjustable rate mortgage loan or mortgage-backed and related security, the Bank does not fully benefit from the rate increase until at least the subsequent rate adjustment cycle. Additionally, the spread between the Bank's assets, such as prime- based loans, and the Bank's liabilities can narrow. A gap table is not intended to reflect these effects.

The following is the Bank's gap report, as of December 31, 1996. The Bank's loans held-for-investment and mortgage-backed and related securities have been adjusted for market-based prepayment assumptions as appropriate. Time deposits and borrowings are stated at contractual maturity. Then, as presented in the management adjustment line, other interest bearing deposits, primarily checking and savings accounts, have been distributed over a number of periods to reflect those portions of such accounts that are estimated to be replaced or repriced fully with market rates during the respective periods. As shown, after the management adjustment, the Bank was in a positive gap position (excess assets over liabilities) in the one year horizon, with a cumulative adjusted gap as a percent of earning assets of 7.67%.

Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                                                              Maturity and Rate Sensitivity
                                                      -----------------------------------------------------------------------------
                                                         Within         4 - 6       7 - 12        1 - 5         Over
Dollars in thousands                                   3 Months        Months       Months        Years      5 Years          Total
===================================================================================================================================
Earning assets
  Loans............................................... $118,176      $ 36,871     $ 85,732     $153,108     $ 61,746       $455,633
  Investments and mortgage-backed securities..........   36,077        16,209       28,257       41,979       15,506        138,028
                                                      -----------------------------------------------------------------------------
   Total earning assets...............................  154,253        53,080      113,989      195,087       77,252        593,661
                                                      -----------------------------------------------------------------------------
Interest bearing liabilities
  Other deposits......................................   98,531            --           --           --           --         98,531
  Time deposits.......................................   39,724        54,669       56,351       71,654          550        222,948
  FHLB borrowings.....................................   52,000        10,000       10,000       60,000        1,110        133,110
  Other borrowings including brokered time deposits...   15,090        24,279       18,991       32,928           --         91,288
                                                      -----------------------------------------------------------------------------
   Total interest bearing liabilities.................  205,345        88,948       85,342      164,582        1,660        545,877
                                                      -----------------------------------------------------------------------------
Gap before interest rate swaps .......................  (51,092)      (35,868)       28,647       30,505       75,592             --
Cumulative gap before swaps ..........................  (51,092)      (86,960)     (58,313)     (27,808)       47,784             --
Cumulative unhedged gap as % of earning assets........   (8.61%)      (14.65%)      (9.82%)      (4.68%)        8.05%             --
Net interest rate swaps...............................   25,000            --           --      (25,000)          --             --
                                                      -----------------------------------------------------------------------------
Gap after swaps ......................................  (26,092)      (35,868)       28,647        5,505       75,592             --
Cumulative gap after swaps ...........................  (26,092)      (61,960)      (33,313)      27,808       47,784             --
Cumulative hedged gap as % of earning assets..........   (4.40%)      (10.44%)       (5.61%)     (4.68%)         8.05%            --
Management adjustments................................   93,605        (4,927)       (9,853)    (49,266)      (29,559)            --
                                                      -----------------------------------------------------------------------------
Cumulative management adjusted gap....................   67,513        26,718       45,512        1,751       47,784              --
Cumulative management adjusted gap as a % of
   earnings assets....................................    11.37%         4.50%        7.67%         .29%        8.05%             --






For more information  about the Company's risk management  activities,  refer to
Note 16 to the accompanying Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The operating results of the Company depend, to a great degree, on its net interest income, which is the difference between interest income on interest earning assets, primarily loans, mortgage-backed and related securities and investment securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. The Company's net income is also affected by the level of its other income, other expenses and provisions for losses on loans and foreclosed real estate.

NET INTEREST INCOME

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a monthly basis and nonperforming loans are included in the average loan amount (dollars in thousands).

Management's Discussion and Analysis of Financial Condition and Results of Operations

                            ------------------------------------------------------------------------------------------------------
                                           1996                              1995                              1994
                            ------------------------------------------------------------------------------------------------------
                               Average                   Yield/    Average                Yield/   Average                 Yield/
                               Balance      Interest       Cost    Balance    Interest      Cost   Balance    Interest       Cost
                            ------------------------------------------------------------------------------------------------------
Assets
  Loans.....................  $436,778       $37,590      8.61%   $444,660     $37,288     8.39%  $416,868     $32,799      7.87%
  Mortgage-backed and
    related securities......   122,140         8,232      6.74%    190,617      12,559     6.59%   197,577      12,255      6.20%
  Investment securities
    and other earning
    assets..................    41,432         2,523      6.09%     39,189       2,439     6.23%    68,816       3,679      5.35%
                              --------       -------              --------     -------            --------     -------
    Total earning assets....   600,350        48,345      8.05%    674,466      52,286     7.75%   683,261      48,733      7.13%
                                             -------                           -------                         -------
  Non-earning assets........    16,684                              21,653                          31,284
                              --------                            --------                        --------
   Total assets.............   617,034                            $696,119                        $714,545
                              ========                            ========                        ========

Liabilities
  Time deposits.............   343,699        20,464      5.95%   $410,082      24,095     5.87%  $384,659      23,250      6.04%
  Interest bearing demand
    and other deposits......    91,596         3,433      3.75%     85,684       3,405     3.97%    95,774       3,645      3.81%
  FHLB advances.............   118,329         7,567      6.40%    137,372       9,137     6.66%   159,462       7,351      4.61%
  Other borrowings..........     3,000           165      5.52%     10,545         635     6.02%    31,468       1,418      4.50%
                               -------        ------              --------     -------            --------     -------
    Total interest
      bearing liabilities...   556,624        31,629      5.68%    643,683      37,272     5.79%   671,363      35,664      5.32%
                                              ------                           -------                         -------
  Non-interest
    bearing liabilities.....    19,673                              13,488                           4,416
                              --------                            --------                        --------
    Total liabilities.......   576,297                             657,171                         675,779
  Stockholders' equity......    40,737                              38,948                          38,766
                              --------                            --------                        --------
    Total liabilities and
      stockholders' equity    $617,034                            $696,119                        $714,545
                              ========                            ========                        ========
Net interest income.........                 $16,716                           $15,014                         $13,069
                                             =======                           =======                         =======
Interest rate spread........                              2.37%                            1.96%                            1.81%
                                                          =====                            =====                           ======
Net yield on interest
  earning assets..........                                2.78%                            2.23%                            1.91%
                                                          =====                            =====                           ======


Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the periods indicated, the change in interest income and interest expense (in thousands) attributed to (i) changes in volume (changes in the monthly weighted average balance of the total interest earning asset and interest bearing liability portfolios multiplied by the prior year rate), and (ii) changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on the absolute values of changes due to volume and changes due to rate.

                                              1996 vs. 1995                    1995 vs. 1994
                                        Increase (Decrease) Due to       Increase (Decrease) Due to
                                       Volume      Rate      Net       Volume      Rate         Net
                                        ------------------------------------------------------------
Interest income
 Loans (1) ........................   $(5,277)   $ 1,252    $(4,025)   $ 1,818    $ 2,975    $ 4,793
 Investments ......................       137        (53)        84     (1,772)       532     (1,240)
                                      --------------------------------------------------------------
                                                                                             -------
 Total change in interest income ..    (5,140)     1,199     (3,941)        46      3,507      3,553
                                      --------------------------------------------------------------
                                                                                            -------
 Interest expense

 Deposits .........................    (3,721)       118     (3,603)     1,111       (506)       605
 Borrowings .......................    (1,649)      (391)    (2,040)    (2,279)     3,282      1,003
                                      --------------------------------------------------------------

 Total change in interest expense .    (5,370)      (273)    (5,643)    (1,168)     2,776      1,608
                                      --------------------------------------------------------------
 Total change in net interest income  $   230    $ 1,472    $ 1,702    $ 1,214    $   731    $ 1,945
                                      ==============================================================


   (1)  Includes mortgage-backed and related securities.

Net interest income increased 11% to $16.7 million during 1996 compared with 1995. The increase was caused in part by an increase in the ratio of earning assets as a percent of interest bearing liabilities, which occurred because of a decrease in non-performing and other non-earning assets, and an increase in non-interest bearing demand deposits. In addition, a large amount of adjustable rate loans repriced upward during the year, contributing to the $1.3 million rate variance attributable to loans. Net interest income also improved during 1996 due to the successful efforts of the Bank's management to control the interest cost of its retail deposits during a period in which interest rates rose by amounts ranging from 10 to 80 basis points, while still maintaining acceptable levels of such deposits.

Net interest income during 1995 increased by $1.9 million or 15% as compared with 1994. Because of the sharp increase in short term interest rates during 1994, combined with the periodic adjustment caps in these loans, the Company's adjustable rate loan portfolio did not fully adjust in 1994 to its fully indexed rate (i.e. the index plus the margin), thus temporarily depressing the Company's yield on such assets. During 1995, most of these assets adjusted to their fully indexed rates, thus enhancing 1995's income even though the short term rates to which these loans adjusted decreased during 1995. This sequence of events is reflected in the $3.0 million rate variance attributable to loans for the 1995 period versus the 1994 period. The rate variance during 1995 versus 1994 attributable to borrowings also occurred because of rising rates and the refunding during 1995 and late 1994 of FHLB advances obtained during 1992 and 1993 at much lower rates.

Management's Discussion and Analysis of Financial Condition and Results of Operations

PROVISIONS FOR LOSSES ON LOANS RECEIVABLE AND FORECLOSED REAL ESTATE

The Bank maintains and the Board of Directors monitors allowances for possible losses on loans receivable and foreclosed real estate. These allowances are established based upon management's review of individually significant loans and collateral, delinquent loans, historical trends, individual borrowers, and other factors which management deems important. In addition, general reserves are established to provide for unidentified losses which may exist in the loans receivable portfolio. Determining the appropriate reserve level involves a high degree of management judgment and is based upon historical and projected losses in the loans receivable portfolio and the collateral value of specifically identified problem loans. Further, reserve methodologies are subject to periodic review and refinement in response to market conditions, actual loss experience and management's expectations. Accordingly, there can be no assurance that reserve levels will be adequate to cover future losses that may actually occur.

The provision for losses on loans receivable was $150,000 during 1996 compared with $175,000 and $275,000 during 1995 and 1994, respectively. Net recoveries of $272,000 during 1996 were added to the allowance compared to a total of $655,000 in net charge-offs during the two years prior to 1996. Based on the Company's current underwriting and credit review policies and procedures, the continued reduction in the Bank's purchased and out of area loans and the low level of cumulative charges to the allowance over the past three years, it is management's belief that provisions and reserves related to loans receivable are at adequate levels. Please refer to Note 5 to the accompanying Consolidated Financial Statements.

The provision for losses on foreclosed real estate was $484,000 during 1996 compared with $200,000 and $100,000 during 1995 and 1994, respectively. The provision during 1996 was largely related to an increased effort during 1996 to sell two particular properties. Such efforts were successful and the properties were sold during 1996, producing the majority of the charge to the allowance of $1.8 million. At year end 1996, there remains only one significant foreclosed real estate property, and the reserves of $235,000 at December 31, 1996 are in management's judgment adequate to absorb the losses which may eventually be sustained on the sales of foreclosed real estate. Please refer to Note 6 to the accompanying Consolidated Financial Statements.

OTHER INCOME

1996 VERSUS 1995

The Company's other income for 1996 decreased by $2.0 million compared with 1995. Gains on sales of loans decreased by $2.0 million to $1.1 million during 1996, consistent with the decrease in loans sold to correspondents from $236 million during 1995 to $84 million during 1996. In addition, income from other miscellaneous sources decreased by $381,000, also due to the decreased level of mortgage lending activity. Offsetting these decreases was an increase of $251,000 in retail banking fees which is consistent with the growth in the Company's retail banking activities.

1995 VERSUS 1994

Other income increased by $610,000 during 1995 compared to 1994. Market value adjustments on derivative contracts were negative $0.2 million during 1995 compared to negative $2.1 million during 1994. During 1995, these derivative contracts were sold.

Other income improved by an additional $2.5 million due to increased gains on sale of loans. During 1994, intense price competition, poor hedging results during a period of rising interest rates, and the cost of retained loan servicing, which was not capitalized under accounting rules prior to adoption of FAS

Management's Discussion and Analysis of Financial Condition and Results of Operations

122, all combined to produce a gain of $0.6 million on sales of loans. During 1995, the Company sold nearly all of its loans on a "best efforts," servicing released basis and, accordingly, incurred no hedging gains or losses, and recognized the income associated with the loan servicing which was sold. As a result, the Company recorded income of $3.2 million during 1995. Loan servicing retained during 1994 was $101 million as compared to none during 1995. For additional discussion of retained loan servicing, please refer to "Asset Composition and Loan Production" above.

Other income decreased during 1995 as compared to 1994 because of the gains associated with the bulk sale of loan servicing during 1994 which produced gains of $3.0 million during 1994 compared with $0.1 million during 1995. As a result of these sales during 1994, loan servicing revenue decreased by $0.8 million during 1995 as compared to 1994. For more information regarding the Company's remaining loan servicing, refer to Note 5 to the accompanying Consolidated Financial Statements.

OTHER EXPENSE

1996 VERSUS 1995

The Company's other expenses during 1996 included the SAIF assessment of $3.3 million which is described under the caption "SAIF Recapitalization." Excluding the SAIF charge, other expenses would have been $15.6 million during 1996 compared with $18.2 million during 1995. The decrease of $2.6 million during 1996 is mainly associated with the production, overhead and infrastructure expenses incurred throughout 1995 related to the Company's five loan production offices which were sold during the fourth quarter of 1995. Please refer to the caption "Asset Composition and Loan Production" for a discussion of the sale.

1995 VERSUS 1994

Other expense during 1995 decreased by $411,000 to $18.2 million. Salaries and benefits, and net occupancy expenses of premises increased by $343,000 during 1995 primarily due to the cost associated with opening and operating three financial centers and scheduled rent increases of the remainder of the Bank's leased premises. Other net expense of foreclosed real estate decreased by $428,000 in conjunction with the decrease in the Company's foreclosed real estate and the resultant decrease in costs associated with the management and sale of such assets.

INCOME TAXES

The Company's effective tax rate for 1996 was 36.1% compared with 35.5% during 1995. The Company incurred a tax benefit during 1994 at an effective rate of 54.6%. The Company's effective tax benefit rate during 1994 was affected by adjustments related to the method the Bank was permitted to use to calculate its bad debt deduction for financial statement purposes. Please refer to Note 12 to the accompanying Consolidated Financial Statements for additional information regarding the Company's income taxes.

On August 20, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996. This bill, among other things, equalizes the taxation of thrifts and banks. For tax years up through 1995, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Under the bill, large thrifts must change to the specific charge-off method for computing their bad debt deduction for 1996 and future years. Furthermore, the bill repeals current law

Management's Discussion and Analysis of Financial Condition and Results of Operations

mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 generally will not be taxed, however, any reserves added since January 1, 1988, will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. This legislation is not expected to have a material adverse effect on the financial condition or results of operations of the Company taken as a whole.

IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125 ("FAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued during June, 1996. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This statement is effective for such transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In addition, during December, 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 127 which provides for the deferral for one year the implementation of certain provisions of FAS 125. These statements will be adopted by the Company effective January 1, 1997, and are not expected to have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

REPORT OF INDEPENDENT AUDITORS 1996 AND 1995

--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation


To the Board of Directors and Stockholders of Virginia Beach Federal Financial Corporation

We have audited the accompanying consolidated statement of financial condition of Virginia Beach Federal Financial Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Beach Federal Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                         \s\  KPMG Peat Marwick LLP
                                         ---  ---------------------

Richmond, Virginia
January 31, 1997

                     REPORT OF INDEPENDENT ACCOUNTANTS 1994
                     --------------------------------------

The Board of Directors
Virginia Beach Federal Financial Corporation

In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity for the year ended December 31, 1994 (appearing on pages 43 through 72 of the Virginia Beach Federal Financial Corporation's 1996 Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Virginia Beach Federal Financial
Corporation and its subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audit provided a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Virginia Beach Federal Financial Corporation for any periods subsequent to December 31, 1994.

\s\  PRICE WATERHOUSE
---  ----------------

February 7, 1995

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
                  Virginia Beach Federal Financial Corporation

                                                                                 December 31
                                                                           ----------------------
(Dollars in thousands, except share data)                                      1996         1995
==========================================================================================================================
Assets
Cash and amounts due from banks ........................................   $   3,059    $   6,093
Federal funds sold and interest bearing deposits .......................       4,276        2,426
Securities purchased under agreements to resell ........................        --         55,000
Investment securities

  Held-to-maturity (approximate fair value $14,687 in 1996
   and $14,853 in 1995) ................................................      14,943       15,050
  Available-for-sale ...................................................      12,853       11,867
Mortgage-backed and related securities
  Held-to-maturity (approximate fair value $28,849 in 1996
  and $34,186 in 1995) .................................................      29,764       34,458
  Available-for-sale ...................................................      76,785      103,321
Loans receivable, net
  Held-for-investment ..................................................     445,055      433,562
  Held-for-sale ........................................................       4,785       14,020
Foreclosed real estate, net ............................................       2,047        5,767
Accrued income receivable, net .........................................       4,289        4,546
Property and equipment, net ............................................       5,642        5,275
Other assets ...........................................................       2,640        7,577
                                                                           ----------------------
                                                                           $ 606,138    $ 698,962
                                                                           ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

  Deposits .............................................................   $ 423,389    $ 492,971

  Advances from the Federal Home Loan Bank .............................     133,110      158,010
  Securities sold under agreements to repurchase .......................       5,015         --
  Advance payments by borrowers for taxes and insurance ................         966        1,252
  Other liabilities ....................................................       2,831        5,697
                                                                           ----------------------
                                                                             565,311      657,930
                                                                           ----------------------
Stockholders' equity

  Serial preferred stock, 5,000,000 shares authorized,
   no shares issued or outstanding .....................................        --           --
  Common stock, $.01 par value, 10,000,000 shares authorized; issued and
  outstanding 4,970,307 shares in 1996 and 4,957,422 shares in 1995 ....          50           50
  Capital in excess of par value .......................................       9,336        9,237
  Unrealized gain (loss) on available-for-sale securities, net of tax ..         (39)          39
  Retained earnings - substantially restricted .........................      31,480       31,706
                                                                           ----------------------
                                                                              40,827       41,032
                                                                           ----------------------
Commitments and contingencies
                                                                           ----------------------
                                                                            $606,138     $698,962

                                                                           ======================

The notes to consolidated financial statements are an integral part of this statement

                      CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
                  Virginia Beach Federal Financial Corporation

                                                                Year ended December 31,
                                                          -------------------------------
(Dollars in thousands, except per share data)                1996      1995        1994
=========================================================================================

Interest and fees on loans ............................   $ 37,590   $ 37,288    $ 32,799
Interest on mortgage-backed and related securities ....      8,232     12,559      12,255
Other interest and dividend income ....................      2,523      2,439       3,679
                                                          -------------------------------
  Total interest income ...............................     48,345     52,286      48,733
                                                          -------------------------------
Interest on deposits ..................................     23,897     27,500      26,895
Interest on advances from the Federal Home Loan Bank ..      7,567      9,137       7,351
Interest on repurchase agreements .....................        165        635       1,418
                                                          -------------------------------
  Total interest expense ..............................     31,629     37,272      35,664
                                                          -------------------------------
Net interest income ...................................     16,716     15,014      13,069
Provision for loan losses .............................        150        175         275
                                                          -------------------------------
Net interest income after provision for loan losses ...     16,566     14,839      12,794
                                                          -------------------------------

OTHER INCOME

  Gain (loss) on sales of securities available-for-sale       --          103        (202)
  Market value adjustment on derivative contracts .....       --         (242)     (2,115)
  Gain on sales of loans ..............................      1,132      3,166         617
  Gain on sales of mortgage loan servicing rights .....       --          111       2,984
  Gain on sales of foreclosed real estate .............        181         94         557
  Retail banking fees .................................        850        599         341
  Mortgage loan servicing fees ........................        726        641       1,442
  Other ...............................................        365        746         984
                                                          -------------------------------
                                                             3,254      5,218       4,608
                                                          -------------------------------
OTHER EXPENSES

  Salaries and employee benefits ......................      6,564      8,500       8,612
  Net occupancy expense ...............................      3,078      3,388       2,933
  Provision for losses on foreclosed real estate ......        484        200         100
  Other net expense of foreclosed real estate .........        126        202         630
  Federal deposit insurance premiums ..................      4,514      1,314       1,236
  Other ...............................................      4,163      4,646       5,150
                                                          -------------------------------
                                                            18,929     18,250      18,661
                                                          -------------------------------

Income (loss) before income taxes .....................        891      1,807      (1,259)
Provision (benefit) for income taxes ..................        322        641        (688)
                                                          -------------------------------
Net income (loss) .....................................   $    569   $  1,166    $   (571)
                                                          ===============================

Net income (loss) per share ...........................   $    .11   $    .24    $  (0.12)
                                                          ===============================



The notes to consolidated financial statements are an integral part of this statement

                      CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                  Virginia Beach Federal Financial Corporation

                                                                           December 31,
                                                               ------------------------------------
(Dollars in thousands)                                             1996         1995         1994
===================================================================================================
Cash flows from operating activities
  Net income (loss) ........................................   $     569    $   1,166    $    (571)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
   Provision for loan losses ...............................         150          175          275
   Provision for losses on foreclosed real estate ..........         484          200          100
   Depreciation ............................................       1,131        1,041          916
   Amortization of loan discounts, premiums and fees, net ..      (1,090)      (1,001)        (927)
   Amortization of other discounts and premiums, net .......         379          896          278
   Market value adjustment on derivative contracts .........        --            242        2,115
   (Gain) loss on sales of securities available-for-sale ...        --           (103)         202
   Gain on sales of foreclosed real estate .................        (181)         (94)        (557)
   Gain on sales of loans ..................................      (1,132)      (3,166)        (617)
   Gain on sales of mortgage loan servicing rights .........        --           (111)      (2,984)
   Loss on sales of property and equipment .................        --             59         --
   Stock dividend on Federal Home Loan Bank stock ..........        --           --           (122)
   Acquisition of loans held-for-sale ......................    (118,488)    (216,770)    (283,168)
   Proceeds from sales of loans held-for-sale ..............     128,855      214,257      319,177
   Decrease (increase) in accrued income receivable ........         257          327         (217)
   Decrease (increase) in other assets .....................       4,671        3,783       (6,334)
   Increase (decrease) in other liabilities ................      (2,906)         343       (4,766)
                                                               -----------------------------------
    Net cash provided by operating activities ..............      12,699        1,244       22,800
                                                               -----------------------------------
Cash flows from investing activities
  Net increase in loans receivable .........................     (11,869)     (11,950)     (40,460)
  Principal payments received on mortgage-backed and related
   securities ..............................................      31,161       29,680       45,703
  Proceeds from maturities of investment securities ........       9,000       15,038        9,076
  Proceeds from sales of
   Securities purchased under agreements to resell .........      55,000         --           --
   Investment securities available-for-sale ................        --           --         41,391
   Mortgage-backed and related securities available-for-sale        --         52,407       36,318
   Mortgage loan servicing rights ..........................        --            118        3,060
   Foreclosed real estate ..................................       4,795        5,929        8,642
   Property and equipment ..................................           8          288         --
  Purchases of
   Securities purchased under agreement to resell ..........        --        (55,000)        --
   Investment securities held-to-maturity ..................      (8,000)      (3,000)     (11,970)
   Investment securities available-for-sale ................      (2,000)        --        (25,371)
   Mortgage-backed and related securities held-to-maturity .        --           --        (57,328)
   Mortgage-backed and related securities available-for-sale        --           --        (77,350)
   Property and equipment ..................................      (1,466)      (1,546)      (2,234)
   Improvements to foreclosed real estate ..................         (62)      (1,325)      (1,367)
                                                                 ---------------------------------
    Net cash provided by (used for) investing activities ...      76,567       30,639      (71,890)
                                                                 ---------------------------------

                                                             (continued)

The notes to consolidated financial statements are an integral part of this statement

                      CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
                  Virginia Beach Federal Financial Corporation

                                                                           Year ended December 31,
                                                                    -------------------------------------
(Dollars in thousands)                                                  1996         1995       1994
=========================================================================================================

Cash flows from financing activities
    Net increase (decrease) in money market deposit accounts,
        NOW accounts and savings deposits                               8,775       10,134      (21,114)

    Net increase (decrease) in time deposits .....................     (78,358)     (22,233)      53,456
    Proceeds from advances from the Federal Home Loan Bank .......     359,000      427,000      302,500
    Payments on advances from the Federal Home Loan Bank .........    (383,900)    (425,000)    (295,500)
    Net increase (decrease) in securities sold under agreements to
       repurchase ................................................       5,015      (14,500)       7,638
    Net increase (decrease) in advance payments by borrowers for
       taxes and insurance .......................................        (286)        (254)        (277)
    Proceeds from sale of common stock ...........................          99          269          188
    Cash dividends paid ..........................................        (795)        (789)        (784)
                                                                     -----------------------------------
       Net cash provided by (used for) financing activities ......     (90,450)     (25,373)      46,107
                                                                     -----------------------------------
    Increase (decrease) in cash and cash equivalents .............      (1,184)       6,510       (2,983)
    Cash and cash equivalents at beginning of year ...............       8,519        2,009        4,992
                                                                     -----------------------------------
    Cash and cash equivalents at end of year .....................   $   7,335    $   8,519    $   2,009
                                                                     ===================================
Cash and cash equivalents includes
    Cash .........................................................   $   3,059    $   6,093    $   1,461
    Federal funds sold and interest bearing deposits .............       4,276        2,426          548
                                                                     -----------------------------------
                                                                     $   7,335    $   8,519    $   2,009
                                                                     ===================================
Supplemental cash flow information
    Interest paid on deposits, advances and other borrowings .....   $  32,930    $  37,155    $  33,619
    Income taxes paid (refunded) .................................       1,606        1,327         (353)
Schedule of noncash investing and financing activities

    Real estate acquired in settlement of loans, net of allowances   $     312    $   3,649    $   3,848

The notes to consolidated financial statements are an integral part of this statement

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
                  Virginia Beach Federal Financial Corporation

                    (Dollars in thousands, except share data)

                                                                      Unrealized
                                                                        Gain
                                                                        (Loss)
                                                                          on
                                                          Capital in   Available-
                                        Common Stock      Excess of    for-sale    Retained
                                    Shares      Amount    Par Value  Securities    Earnings        Total
                                  ========================================================================
Balance, December 31, 1993 .....   4,894,455   $      49   $   8,781   $    --      $  32,684    $  41,514
Net loss for 1994 ..............        --          --          --          --           (571)        (571)
Sale of common stock to
  employee stock purchase plan .      12,546        --            95        --           --             95
Exercise of stock options ......      13,650        --            93        --           --             93
Cumulative effect of change in
  method of accounting for
  investments in debt and equity
  securities, net of tax .......        --          --          --          (532)        --           (532)
Change in unrealized gain
  (loss) on available-for-sale
  securities,  net of tax ......        --          --          --        (2,930)        --         (2,930)
Cash dividends paid ($0.16 per
  share) .......................        --          --          --          --           (784)        (784)
                                   --------------------------------------------------------------------------
Balance, December 31, 1994 .....   4,920,651          49       8,969      (3,462)      31,329       36,885
Net income for 1995 ............        --          --          --          --          1,166        1,166
Sale of common stock to
  employee stock purchase plan .      20,259           1         167        --           --            168
Exercise of stock options ......      16,512        --           101        --           --            101
Change in unrealized gain
  (loss) on available-for-sale
  securities, net of tax .......        --          --          --         3,501         --          3,501
Cash dividends paid ($0.16 per
  share) .......................        --          --          --          --           (789)        (789)
                                   --------------------------------------------------------------------------
                                                                                                ---------
Balance, December 31, 1995 .....   4,957,422          50       9,237          39       31,706       41,032
Net income for 1996 ............        --          --          --          --            569          569
Sale of common stock to
  employee stock purchase plan .      10,935        --            87        --           --             87
Exercise of stock options ......       1,950        --            12        --           --             12
Change in unrealized gain
  (loss) on available-for-sale
  securities, net of tax .......        --          --          --           (78)        --            (78)
Cash dividends paid ($0.16 per
  share) .......................        --          --          --          --           (795)        (795)
                                   --------------------------------------------------------------------------
Balance, December 31, 1996 .....   4,970,307   $      50   $   9,336   $     (39)   $  31,480    $  40,827
                                   ===========================================================================


The notes to consolidated financial statements are an integral part of this statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Virginia Beach Federal Financial Corporation (the "Company") and its wholly-owned subsidiary First Coastal Bank and its wholly-owned subsidiaries. In November, 1996, the Company's Board of Directors voted to change the name of its subsidiary bank to First Coastal Bank from Virginia Beach Federal Savings Bank. The name change was announced to the general public in February, 1997. The Company is a unitary thrift holding company with its primary market area and majority of business being in the Hampton Roads region of Virginia. All significant intercompany balances and transactions have been eliminated.

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the statement of financial condition. Securities underlying the agreements are held by the Company in safekeeping at the Federal Home Loan Bank.

Investments in Debt and Equity Securities

The Company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 requires that these securities be classified and accounted for according to three categories: held-to-maturity, available-for-sale or trading. The Company does not trade securities. Realized gains and losses on investments in debt and equity securities are determined on a specific cost basis.

Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of fees and discounts using the level yield method. The Company has adequate liquidity and capital, and it is management's intention to hold such assets to maturity.

Available-for-sale securities are carried at fair value based upon market or broker quotations. Deferred income taxes are provided on any increase or decrease in fair value. Such increase or decrease in fair value, net of deferred income taxes, is reflected as a separate component of stockholders' equity. Amortization of premiums and accretion of fees and discounts are recognized using the level yield method.

Lending Activities

The Company originates mortgage loans for its own portfolio or for sale in the secondary market. Loan origination fees and certain direct loan origination costs are deferred. Once originated, mortgage loans are designated as held either for investment or sale. Mortgage loans held-for-investment are stated at unpaid principal balances, less the allowance for loan losses and net of deferred loan origination costs, fees and discounts. Loan origination fees, net of related direct costs, are amortized into interest income on loans using the level yield method. Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. The Company hedges its interest rate risk on loan commitments and the inventory of mortgage loans held for sale through optional delivery forward commitments to permanent investors. Hedging gains and losses are deferred and recognized when the related loans are sold.

Allowance for Loan Losses

The  allowance  for loan  losses is  maintained  at an amount  management  deems
adequate  to  cover  estimated  losses  inherent  in  the  loan  portfolio.   In
determining the amount to be maintained, management considers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers' abilities to repay, the estimated value of underlying collateral and current economic conditions. The Company's actual credit losses may differ from those estimates used to establish the allowance. The allowance for loan losses is increased by charges to earnings and decreased by net charge-offs.

The Company measures the value of impaired loans based either on discounted expected future cash flows, the observable market value of a loan or the market value of the collateral securing the loan and establishes an allowance for loan losses based on this measurement. The Company includes, as a component of its allowance of loan losses, amounts it deems adequate to cover estimated losses related to impaired loans. Interest income on impaired loans is recognized on a cash basis.

Provision for Uncollected Interest

The Company provides an allowance for uncollected interest when loans become 90 days delinquent or are identified as impaired. The allowance is netted against accrued interest income receivable in the financial statements.

Foreclosed Real Estate

At the date of foreclosure, real estate is recorded at the lower of the carrying value of the loan or its fair value, provided by independent appraisals, less estimated costs of sale. Costs related to the development of the real estate are capitalized. Costs in excess of estimated fair value of individual properties and net cost related to holding properties are expensed.

Subsequent to foreclosure, valuations are periodically performed by management, and an allowance for losses is established by a charge to earnings if the carrying value of a property exceeds its estimated fair value less estimated costs of sale. Actual losses sustained by the Company may differ from those estimates used to determine the fair value of foreclosed real estate.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Assets are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated life of the improvement. Estimated lives are three to five years for equipment and five to thirty-nine years for buildings and leasehold improvements.

Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition. The securities underlying the agreements remain in the consolidated asset accounts.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Earnings (loss) per share has been computed based on the weighted average number of shares outstanding. The weighted average number of shares used in the computation of earnings (loss) per share was 4,964,107, 4,935,535 and 4,899,292 in 1996, 1995, and 1994, respectively. The potential issuance of shares under the Company's stock option plan does not have a material dilutive effect on earnings per share.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in accordance with generally accepted accounting principles. Actual results may differ from these estimates.

Derivative Financial Instruments

The Company uses derivative financial instruments in order to manage its financial asset and liability portfolio interest rate risk. It is the Company's intent that such transactions qualify for hedge accounting treatment. Derivative financial instruments which do not qualify for hedge accounting treatment are carried at fair value and included in other assets in the statement of financial condition, and realized and unrealized gains and losses on financial instruments are recognized in results of operations each period unless the instruments qualify for hedge accounting.

Changes in the fair value of derivative financial instruments qualifying for hedge accounting treatment are not recognized in the results of operations and the statement of financial condition. Amounts paid or received under such interest rate swap agreements are recognized in the periods in which they accrue as an adjustment to the interest income or expense associated with the specific assets or liabilities to which the swap agreements are assigned.

Reclassifications

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 2 - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Securities purchased under agreements to resell at December 31, 1995, consist of $55,000,000 of FNMA mortgage-backed securities at a rate of 5.53% with a face value of $57,642,000 and an estimated fair value of $58,171,000. The outstanding repurchase agreement at December 31, 1995, was with a primary broker/dealer and matured within ninety days. Securities purchased under agreements to resell averaged $9,016,000 and $591,000 during 1996 and 1995, respectively. The maximum amount outstanding at any month-end during 1996 and 1995 was $55,000,000.

NOTE 3 - INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

                                                                     December 31, 1996
                                             -------------------------------------------------------------------
                                                 Amortized       Unrealized       Unrealized           Estimated
                                                      Cost            Gains           Losses          Fair Value

                                             ===================================================================
Held-to-maturity, carried at amortized
  cost
    U. S. Treasuries.........................    $   5,953           $   --          $    25            $  5,928
    Federal Agencies.........................        8,990               42              273               8,759
                                             -------------------------------------------------------------------
                                                 $  14,943           $   42          $   298            $ 14,687
                                             ===================================================================
Available-for-sale, carried
  at fair value
    U. S. Treasuries.........................    $     998           $    3        $      --            $  1,001
    Federal Agencies.........................        2,000               10               --               2,010
    Federal Home Loan Bank stock.............        9,842               --               --               9,842
                                             -------------------------------------------------------------------
                                                 $  12,840           $   13        $      --            $ 12,853
                                             ===================================================================


                                                                      December 31, 1995
                                             -------------------------------------------------------------------
                                                 Amortized       Unrealized       Unrealized           Estimated
                                                      Cost            Gains           Losses          Fair Value
                                             ===================================================================

Held-to-maturity, carried at
  amortized cost
    Federal Agencies.........................     $ 15,050           $   85          $   282            $ 14,853
                                             ===================================================================
Available-for-sale, carried
  at fair value
    U. S. Treasuries.........................     $  2,001           $   24          $    --            $  2,025
    Federal Home Loan Bank stock.............        9,842               --               --               9,842
                                             -------------------------------------------------------------------
                                                  $ 11,843           $   24          $    --            $ 11,867
                                             ===================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

The amortized cost and estimated fair value of investment securities at December 31, 1996, by contractual maturity are as follows (in thousands):

                                                              Amortized           Estimated
                                                                                 Fair Value
                                                                   Cost
                                                           --------------------------------
Held-to-maturity
Due in one year or less....................................    $  3,985            $  4,000
Due after one year but within 5 years......................      10,958              10,687
                                                           --------------------------------
                                                               $ 14,943            $ 14,687
                                                           ================================
Available-for-sale
Due in one year or less....................................     $   998            $  1,001
Due after one year but within 5 years......................       2,000               2,010
No contractual maturity....................................       9,842               9,842
                                                           --------------------------------
                                                               $ 12,840            $ 12,853
                                                           ================================


There were no sales of investment securities classified as available-for-sale during 1996 and 1995. In 1994, proceeds from the sale of investment securities classified as available-for-sale were approximately $41,000,000 and gross realized losses were $1,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 4 - MORTGAGE-BACKED AND RELATED SECURITIES

Mortgage-backed and related securities are summarized as follows (in thousands):

                                                                                 December 31, 1996
                                                             ------------------------------------------------------------
                                                              Amortized   Unrealized      Unrealized    Estimated
                                                                 Cost        Gains          Losses      Fair Value
                                                              ============================================================
Held-to-maturity, carried at
  amortized cost

  Collateralized mortgage obligations

   Private - fixed rate....................................    $ 29,764   $    36         $   951         $28,849
                                                               ==================================================
Available-for-sale, carried at fair value

  FHLMC fixed rate.........................................       6,858   $   163         $    --         $ 7,021
  FNMA variable rate.......................................       4,489        64              --           4,553
  FHLMC variable rate......................................      16,770       264              --          17,034
  Collateralized mortgage obligations
   Agency

     Fixed rate............................................         704        --               3             701
     Variable rate.........................................      21,784         2             325          21,461
   Private

     Fixed rate............................................      23,718        26             242          23,502
     Variable rate.........................................       2,534         4              25           2,513
                                                                -------------------------------------------------
                                                                $76,857   $   523         $   595         $76,785
                                                                =================================================


                                                                            December       31, 1995
                                                       ------------------------------------------------------------
                                                       Amortized   Unrealized      Unrealized    Estimated
                                                       Cost        Gains           Losses        Fair Value
                                                       ============================================================
Held-to-maturity, carried at
  amortized cost

  Collateralized mortgage obligations

   Private - fixed rate................................$ 34,458    $  121          $  393        $ 34,186
                                                       ============================================================
Available-for-sale, carried at fair value

  FHLMC fixed rate.....................................$  8,535    $  232          $   --        $  8,767
  FNMA variable rate..................................    6,542       108              --           6,650
  FHLMC variable rate..................................  22,439       291              --          22,730
Collateralized mortgage obligations
  Agency

   Fixed rate..........................................   4,992        --              44           4,948
   Variable rate.......................................  25,254        31             299          24,986
  Private

   Fixed rate..........................................  31,797       117             176          31,738
   Variable rate.......................................   3,726        --             224           3,502
                                                       ------------------------------------------------------------
                                                       $103,285    $  779          $  743        $103,321
                                                       ============================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

In accordance with supplemental guidelines established by the Financial Accounting Standards Board pertaining to the implementation of FAS 115, in December, 1995, the Company transferred mortgage-backed securities with a book value of $45,324,000 from held-to-maturity to available-for- sale. The fair value of the transferred securities at the date of transfer was $45,453,000 and the related unrealized gain of $129,000 is included in the separate component of stockholders' equity net of deferred income taxes. This transfer was executed to afford the Company greater flexibility in managing its available-for-sale portfolio in response to market conditions.

Proceeds   from   the   sale   of   mortgage-backed   and   related   securities
available-for-sale, gross realized gains and gross realized losses are as follows (in thousands):

                                                                Year ended December 31,
                                                 ------------------------------------------------------
                                                     1996                   1995                   1994
                                                 ------------------------------------------------------

Sale proceeds....................................      --              $  52,407              $  36,318
                                                 ======================================================
Gross realized gains.............................      --              $     235              $     933
                                                 ======================================================
Gross realized losses............................      --              $     132              $     194
                                                 ======================================================


NOTE 5 - LOANS RECEIVABLE

Loans receivable held-for-investment consist of the following (in thousands):

                                                                                    December 31,
                                                                      ----------------------------------------
                                                                               1996                       1995
                                                                      ========================================
First mortgage loans
  1-4 family residential..............................................     $295,322                   $304,720
  Multi-family residential............................................       13,673                     10,428
  Commercial real estate..............................................       65,893                     61,271
  Land................................................................       16,504                     11,802
  Commercial..........................................................       10,710                      4,307
  Construction
   1-4 family residential.............................................       41,338                     26,663
   Multi-family residential...........................................       10,825                      5,434
   Commercial.........................................................        8,276                     12,623
Other loans
  Second mortgage participations purchased............................        5,360                      7,096
  Property improvement and consumer...................................       16,538                     12,404
                                                                      ----------------------------------------
                                                                            484,439                    456,748
Less
  Undisbursed portion of construction loans in
   process............................................................      (33,460)                   (17,197)
  Net deferred discounts..............................................          (64)                      (303)
  Net deferred loan fees..............................................       (1,470)                    (1,718)
  Allowance for loan losses...........................................       (4,390)                    (3,968)
                                                                      ----------------------------------------
                                                                           $445,055                   $433,562
                                                                      ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation




Included in loans receivable at December 31, 1996 and 1995 are $7,294,000 and $8,509,000, respectively, of loans granted to facilitate the sale of foreclosed real estate.

Real estate securing first mortgage loans originated by the Company is located primarily within the Commonwealth of Virginia.

Loans serviced for others amounted to $250,959,000, $281,890,000, and $315,001,000 at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, loans serviced for others consisted of the following: FHLMC $177,468,000, FNMA $71,849,000, other $1,642,000. The carrying value of this servicing was $347,000 at December 31, 1996, representing the remaining unamortized cost to acquire such servicing from others.

Nonperforming loans totaled $4,126,000, $3,795,000, and $6,104,000 at December 31, 1996, 1995 and 1994, respectively. Foregone interest on these loans is as follows (in thousands):

                                                                                 Year ended December 31,
                                                                       --------------------------------------------
                                                                             1996              1995            1994
                                                                       ============================================

Interest at contractual rates..........................................    $  350           $   330         $   518
Interest income recognized.............................................       223               198             221
                                                                       --------------------------------------------
Interest income foregone...............................................    $  127           $   132         $   297
                                                                       ============================================

Changes in the allowance for loan losses follows (in thousands):

                                                                       --------------------------------------------
                                                                             1996              1995            1994
                                                                       ============================================

Balance, January 1.....................................................   $ 3,968           $ 4,328        $  4,173
Provision for loan losses..............................................       150               175             275
Charges to the allowance, net of recoveries............................       272              (535)           (120)
                                                                       --------------------------------------------
Balance, December 31...................................................   $ 4,390           $ 3,968        $  4,328
                                                                       ============================================


Nonperforming  loans  at  December  31,  1996 and 1995  included  $113,000,  and
$242,000, respectively, of loans which were considered to be impaired in accordance with FAS 114. The allowance for possible loan losses as of December 31, 1996 and 1995 included $70,000 and $172,000, respectively, related to loans considered to be impaired. During the years ended December 31, 1996, 1995 and 1994, the Company had an average recorded investment in impaired loans of $132,000, $607,000 and $1,868,000, respectively. Interest income of $27,000 and
$32,000 was recognized on a cash basis related to loans considered to be impaired during the years ended December 31, 1995 and 1994, respectively. No interest income was recognized on such loans during the year ended December 31, 1996.

Loans receivable held-for-sale consist entirely of newly originated first mortgage loans secured by single-family residences located primarily within the Commonwealth of Virginia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 6 - FORECLOSED REAL ESTATE

Foreclosed real estate consists of the following (in thousands):

                                                                        December 31,
                                                                -----------------------------
                                                                       1996              1995
                                                                =============================

Properties acquired through foreclosure.........................    $ 2,282           $ 7,366
Less allowance for losses on foreclosed real estate.............       (235)           (1,599)
                                                                -----------------------------
                                                                    $ 2,047           $ 5,767
                                                                =============================


Changes in the allowance for losses on foreclosed real estate follows (in thousands):

                                              ---------------------------------------------------
                                                                Year ended December 31,
                                              ---------------------------------------------------
                                                    1996                 1995                1994
                                              ===================================================

Balance, January 1............................   $ 1,599             $  1,571            $  2,038
Provision for losses on foreclosed
   real estate................................       484                  200                 100
Charges to the allowance......................    (1,848)                (172)               (567)
                                              ---------------------------------------------------
Balance, December 31..........................    $  235             $  1,599            $  1,571
                                              ===================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 7 - ACCRUED INCOME RECEIVABLE

Accrued income receivable consists of the following (in thousands):

                                                                                        December 31,
                                                                            -------------------------------------
                                                                                  1996                       1995
                                                                            =====================================

Interest on loans...........................................................   $ 3,435                    $ 3,359
Interest on mortgage-backed and related securities..........................       749                        959
Other interest and dividends................................................       422                        501
                                                                            -------------------------------------
                                                                                 4,606                      4,819
Less allowance for uncollectable interest...................................      (317)                      (273)
                                                                            -------------------------------------
                                                                               $ 4,289                    $ 4,546
                                                                            =====================================


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                                       December 31,
                                                                             ---------------------------------
                                                                                    1996                  1995
                                                                             =================================

Land and improvements........................................................   $  1,346              $  1,016
Buildings....................................................................      1,723                 1,391
Leasehold improvements.......................................................      1,797                 1,642
Furniture and equipment......................................................      5,939                 5,795
                                                                             ---------------------------------
                                                                                  10,805                 9,844
Less accumulated depreciation and amortization...............................     (5,163)               (4,569)
                                                                             ---------------------------------
                                                                                 $ 5,642               $ 5,275
                                                                             =================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 9  - DEPOSITS

Deposits consist of the following (in thousands):

                                                            Rate at
                                                         December 31,                             December 31,
                                                   --------------------------------------------------------------------
                                                             1996                            1996                1995
                                                   --------------------------------------------------------------------

Demand accounts...................................            --                        $  15,637           $  11,792
NOW accounts......................................           2.08%                         15,806              15,519
Money market deposit accounts.....................           3.52%                         38,399              34,007
Savings deposits..................................           3.96%                         44,423              44,172
Time deposits
    Brokered......................................       5.00% - 7.30%                     86,273             159,222
    Retail........................................       4.00% - 7.99%                    222,851             228,259
                                                                           --------------------------------------------
                                                                                         $423,389            $492,971
                                                                           ============================================
Weighted average interest rate....................                                          5.00%               5.38%
                                                                           ============================================



The aggregate amount of time deposit accounts with balances of $100,000 or more approximated $19,327,000 and $21,635,000 at December 31, 1996 and 1995,
respectively.

At December 31, 1996, approximately $12,211,000 in mortgage-backed securities were pledged as collateral on certain deposits which exceed FDIC insurance limits.

A summary of time deposits by maturity follows (in thousands):

                                                                                       December 31,
                                                                        ------------------------------------------
                                                                                      1996                  1995
                                                                        ------------------------------------------

Within 1 year..........................................................           $150,520              $223,741
1 - 2 years............................................................             57,547                89,509
2 - 3 years............................................................             87,104                52,253
3 - 4 years............................................................              6,591                 6,260
4 - 5 years............................................................              6,710                15,094
Over 5 years...........................................................                652                   624
                                                                        ------------------------------------------
                                                                                  $309,124              $387,481
                                                                        ==========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

Interest on deposits follows (in thousands):

                                                                                       Year ended December 31,

                                                                     -----------------------------------------------------------
                                                                                   1996               1995                1994
                                                                     -----------------------------------------------------------

NOW accounts........................................................           $    328           $    348           $     272
Money Market Deposit accounts.......................................              1,392              1,310                 956
Savings deposits....................................................              1,713              1,747               2,417
Time deposits
  Brokered..........................................................              7,889             10,837               5,962
  Retail............................................................             12,623             13,309              17,342
Less early withdrawal penalties.....................................                (48)               (51)                (54)
                                                                     -----------------------------------------------------------
                                                                               $ 23,897           $ 27,500           $  26,895
                                                                     ===========================================================


NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank are as follows (in thousands):

                                                                                                 Weighted Average Rate
                                                               December 31,                         at December 31,
                                                  ------------------------------------------------------------------------------
Maturity                                                        1996               1995               1996                1995
                                                  ------------------------------------------------------------------------------

1996.............................................       $         --          $ 146,900                 --%               6.06%
1997.............................................             37,000              5,000               5.84                7.40
1998.............................................             65,000              5,000               5.86                7.60
1999.............................................             25,000                 --               6.33                  --
2000 and thereafter..............................              6,110              1,110               6.03                3.50
                                                  ---------------------------------------
                                                          $  133,110          $ 158,010
                                                  =======================================


The Bank's investment in Federal Home Loan Bank stock of $9,842,000, mortgage-backed and related securities of $30,175,000 and first mortgage loans of approximately $132,147,000 are pledged as collateral for advances at December 31, 1996. The total additional amount of advances available from the Federal Home Loan Bank was estimated to be $50,890,000 at December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

A summary of certain information regarding investment securities sold under agreements to repurchase follows (in thousands):

                                                                             1996                1995                  1994
                                                              ---------------------------------------------------------------

Balance at December 31.......................................             $ 5,015          $       --              $ 14,500
Maximum month-end balance during the year....................               5,110              20,358                49,646
Monthly average balance during the year......................               3,000              10,545                31,468
Investment securities underlying the
  agreements at year end
    Carrying value...........................................              12,499                  --                15,572
    Estimated market value...................................              12,512                  --                14,806
Monthly average interest rate during the year................                5.59%               6.06%                 4.39%
Weighted average interest rate at year end...................                5.71%                 --                  5.99%
Weighted average maturity at year end........................             21 days                  --               71 days


The  investment   securities  underlying  the  agreements  to  repurchase  these identical securities were delivered to, and held by, the broker dealers or regional bank who arranged the transactions.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                   Year ended December 31,
                                                                -------------------------------------------------------------
                                                                         1996                   1995                   1994
                                                                -------------------------------------------------------------

Current.........................................................        $ 449                $   612              $    (869)
Deferred........................................................         (127)                    29                    181
                                                                -------------------------------------------------------------
                                                                        $ 322                $   641              $    (688)
                                                                =============================================================


The deferred income tax provision in 1994 is net of a $580,000 reclassification from the current tax liability account resulting from a change in the method by which the Company is accounting for loan fees for tax reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

A reconciliation of the income tax provision (benefit) at the statutory federal income tax rate of 34% to the amount reported in the consolidated statement of operations follows (in thousands):

                                                                                         Year ended December 31,
                                                                             ------------------------------------------------
                                                                                        1996          1995           1994
                                                                             ------------------------------------------------



Expected income tax expense (benefit) at federal income tax rate............           $ 303         $  614        $  (428)

Increase (decrease) in taxes resulting from

    Effect of statutory bad debt deduction..................................              --             --           (202)

    Nondeductible expenses..................................................              28             13             --

    State income tax........................................................              11             20             --

    Other, net..............................................................             (20)            (6)           (58)
                                                                             ------------------------------------------------

                                                                                       $ 322         $  641        $  (688)
                                                                             ================================================


Prior to 1996, the Internal Revenue Code provided that a qualified savings institution could compute its bad debt reserve, and the related deduction for income tax reporting purposes, based upon either the percentage of taxable income method or the ratio of actual charge-offs to loans outstanding, subject to a base year amount determined at December 31, 1987. The Company computed its bad debt deduction for income tax reporting purposes using the percentage of taxable income method for 1995 and the experience method for 1994. Due to law changes effective for 1996, the Company computed its bad debt deduction using the direct charge-off method for 1996.

The Company's retained earnings at December 31, 1996, 1995 and 1994 include $8,279,000 of tax bad debt reserves for which deferred tax has not been provided. Pursuant to provisions in the Small Business Job Protection Act of 1996, the reserves would be subject to tax only if the Company fails to qualify as a "bank" or in the case of certain excess distributions to shareholders.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

                                                                                     December 31,
                                                                        ---------------------------------------
                                                                                 1996                    1995
                                                                       ---------------------------------------

Deferred tax assets
    Book bad debt reserves.............................................       $ 1,668                $  1,594
    Mark-to-market adjustment on securities
        available-for-sale.............................................            20                      --
    Deferred loan fees.................................................           176                     271
    Other..............................................................           221                     112
                                                                        ---------------------------------------
                                                                                2,085                   1,977
                                                                        ---------------------------------------
Deferred tax liabilities
    Federal Home Loan Bank stock dividends.............................         1,182                   1,182
    Mark-to-market adjustment on securities
      available-for-sale...............................................            --                      20
    Other..............................................................            89                     196
                                                                        ---------------------------------------
                                                                                1,271                   1,398
                                                                        ---------------------------------------
Net deferred tax asset, included in other assets.......................       $   814                 $   579
                                                                        =======================================


There was no valuation allowance for gross deferred tax assets as of December 31, 1996 or 1995 since management believes that it is more likely than not that the entire amount of the gross deferred tax assets will be realized based on projected future taxable income, reversals of taxable temporary differences and taxable income in the available carryback periods.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan

The Company maintains an employee savings plan (the "Savings Plan") covering all employees who have completed one year of service and attained age 21. The Savings Plan provides for an employee salary reduction feature pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches 50% of an employee's contributions. The Company's contribution is limited to 3% of an employee's total compensation. These matching contributions vest to the participants over a four-year period. The Company's matching contributions for 1996, 1995 and 1994 were $43,500, $120,000 and $117,000, respectively.

Employee Stock Ownership Plan

The Company maintains an employee stock ownership plan ("ESOP") covering all employees who have attained the age of 21. Contributions to the ESOP are at the Board of Directors' discretion and are allocated to participants based upon the participant's percentage of total covered compensation. These contributions vest to the recipients over a four-year period or less depending on their years of service. The Company's contribution to the ESOP was $60,000 for the year ended December 31, 1996. There were no contributions to the ESOP for the years ended December 31, 1995 and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

Employee Stock Purchase Plan

During 1994, the Company established an employee stock purchase plan ("ESPP"). All employees of the Company are eligible to participate in the ESPP which allows participants to purchase common stock at 95% of the current market price. The Company contributes the remaining 5%. The Company's contribution to the ESPP was $4,200, $7,200 and $6,800 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 14 - STOCK OPTION PLANS

The Company has stock option plans (the "Plans") that provide for the granting of both qualified and nonqualified options to employees and directors. Under the Plans, the option price cannot be less than the fair market value of the stock on the date granted. An option's maximum term is ten years from the date of grant. Options granted under the Plans may be subject to a graded vesting schedule. An aggregate of 499,432 shares of the Company's common stock is reserved for issuance upon exercise of the options granted under the Plans.

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for its fixed stock options. Had compensation cost for options granted under the Plans been determined based on the fair value at the grant dates consistent with the alternative method of FASB Statement No. 123 (FAS 123), the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below. These results may not be representative of the effects on reported net income for future years. In accordance with the transition provisions of FAS 123, the pro forma amounts reflect fixed stock options with grant dates subsequent to January 1, 1995.


In thousands except per share data                                                                1996                 1995
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                         As reported Pro               $ 569              $ 1,166
                                                                             forma                 418                  916


Earnings per common share                                          As reported Pro                 .11                  .24
                                                                             forma                 .10                  .20



For purposes of computing the pro forma amounts indicated above, the fair value of each option on the grant date is estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995: dividend yields of 1.5%; expected volatility of 49%; a risk-free interest rate of 5.5% to 6.9%; and an expected option life of 8 years.

The weighted-average fair value of each option granted by the Company during 1996 and 1995 was $3.37 and $4.38, respectively. A summary of the status of the Plans as of December 31 and changes during the years ended on those dates is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

                                               1996                              1995                 1994
                             -------------------------------------------------------------------------------------------------------
                                                       Weighted-                         Weighted-                         Weighted-
                                                         Average                           Average                           Average
                                                        Exercise                          Exercise                          Exercise
                                        Shares             Price          Shares             Price          Shares             Price
                             =======================================================================================================



Outstanding, Jan 1                     257,450            $ 7.31         182,962            $ 6.41         171,762            $ 6.16

Granted                                 43,500              7.46          92,000              8.89          32,500              8,06

Exercised                               (1,950)             5.56         (16,512)             6.14         (13,650)             6.84

Forfeited                              (11,500)             8.66          (1,000)             7.38          (7,650)             7.00
                             -------------------                 -----------------                 -----------------

Outstanding, Dec 31                    287,500              7.29         257,450              7.31         182,962              6.41
                             ===================                 =================                 =================



Options exercisable at
    year end                           252,162                           216,449                           176,296
                             ===================                 =================                 =================



The following table summarizes information about fixed price stock options outstanding as of December 31, 1996:

                                                           Weighted
                                                            Average        Weighted                            Weighted
                                          Total           Remaining         Average                             Average
Range of                                Options         Contractual        Exercise            Options         Exercise
Exercise Prices                     Outstanding                Life           Price        Exercisable            Price
=========================================================================================================================



$ 4.25 to 6.88                           90,000           6.4 years          $ 5.54             86,667           $ 5.49

  7.00 to 7.81                           95,500           7.5 years            7.28             83,833             7.30

  8.13 to 9.38                          102,000           8.7 years            8.86             81,662             8.93
                             --------------------                                   --------------------

$ 4.25 to 9.38                          287,500           7.6 years            7.29            252,162             7.21
                             ====================                                   ====================



During 1993, the Company reserved 80,000 shares for non-employee directors' stock options, to be granted in five equal annual installments with an exercise price equal to the market value at the date of the grant. Under this plan, options for 16,000 shares were granted during each year ended December 31, 1996, 1995 and 1994 and are included in the above tables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 15 - REGULATORY REQUIREMENTS AND RESTRICTIONS

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The Bank is subject to regulatory capital requirements administered by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the OTS that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the OTS about components, risk weightings and other factors.

Quantitative measures established by the OTS to ensure capital adequacy provide for three capital standards: a tangible capital requirement, a core capital requirement and a risk-based capital requirement. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1996, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the institution's category.

The Bank's actual and regulatory capital amounts and ratios are set forth below. (in thousands)

                                                                             Minimum                      To Be Well
                                                                         Requirements For             Capitalized Under
                                                                         Capital Adequacy             Prompt Corrective
                                                Actual                       Purposes                 Action Provisions
                                   --------------------------------------------------------------------------------------------
                                           Amount          Ratio          Amount         Ratio        Amount          Ratio
                                   ============================================================================================
As of December 31, 1996
Tangible..........................          $ 40,456         6.6%          $ 9,212        1.5%        $ 21,494           3.5%
Core..............................            40,456         6.6%           18,424        3.0%          30,706           5.0%
Risk-Based........................            44,487        12.5%           28,503        8.0%          35,628          10.0%

As of December 31, 1995
Tangible..........................          $ 40,408         5.8%          $10,527        1.5%         $24,563           3.5%
Core..............................            40,408         5.8%           21,054        3.0%          35,090           5.0%
Risk-Based........................            43,993        11.1%           31,700        8.0%          39,626          10.0%


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 16 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments (in thousands):

                                                    December 31, 1996                                  December 31, 1995
                                       --------------------------------------------------------------------------------------------
                                                                        Estimated
                                           Notional      Carrying            Fair        Notional        Carrying         Estimated
                                             Amount         Value           Value          Amount           Value        Fair Value
                                       =============================================================================================
Recorded financial instruments
Financial assets:
   Cash and cash equivalents...........  $       --    $    7,335      $    7,335      $       --     $     8,519          $  8,519
   Securities purchased under
      agreements to resell.............          --            --              --              --          55,000            55,000
   Investment securities...............          --        27,796          27,540              --          26,917            26,720
   Mortgage-backed and related
      securities.......................          --       106,549         105,634              --         137,779           137,507
   Loans held-for-sale.................          --         4,785           4,790              --          14,020            14,222
   Loans held-for-investment, net......          --       445,055         468,545              --         433,562           466,003
   Interest rate cap agreement
      trading..........................          --            --              --           5,000              --                --
   Interest rate cap agreements
      hedging..........................          --            --              --          35,000             169                22
Financial liabilities:
   Deposits with no stated maturity....          --       114,265         114,265              --         105,490           105,490
   Time deposits.......................          --       309,124         312,185              --         387,481           390,942
   Securities sold under agreements to
      repurchase.......................          --         5,015           5,015              --              --                --
   Advances from the Federal Home
      Loan Bank........................          --       133,110         133,554              --         158,010           158,690
Off-balance sheet financial instruments
   Interest rate swap agreements -
      hedging..........................      25,000            --            (310)         25,000              --             (719)
   Loan commitments with mandatory
      rates and terms..................      17,769            --              19          28,567              --                84
   Forward sales of loans - optional
      delivery.........................       8,510            --              67          19,868              --               301
   Letters of credit...................       3,783            --              --           2,795              --                --




The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. In addition, estimates of cash flows, risk characteristics, credit quality and interest rates are all subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity of the various instruments could be significantly different.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

Recorded Financial Instruments

The carrying amount reported for cash, cash equivalents and securities purchased under agreements to resell approximates those assets' fair values. Fair value for investments and mortgage-backed securities is based on quoted market prices or dealer quotes.

The fair value for loans held-for-sale is based upon either actual commitments to sell individual loans or, if uncommitted, the market prices for similar loans.

Residential mortgages, and consumer installment loans which have similar characteristics, have been valued on a pooled basis using market prices for securities backed by loan transactions with similar rates and terms. All other loans, which are principally commercial real estate and land loans, have been individually valued by discounting the estimated future contractual loan cash flows to their present value using an assigned discount rate which may or may not be the contractual rate in effect with the obligor. This discount rate used is the rate at which loans with similar credit risk and remaining maturities would be entered into at the balance sheet date. The fair value of loans receivable does not include the value of the customer relationship or the right to fees generated by the customer's accounts.

The Company has used certain derivative financial instruments for the purpose of interest rate risk management. All of the Company's derivative financial instruments are for purposes other than trading. The Company has used interest rate caps to limit its short term borrowing costs related to specifically identified short term borrowings, including repurchase agreements and variable rate Federal Home Loan Bank advances. Interest rate caps also have been used by the Company to remove, for a limited period of time, the lifetime caps inherent in certain of the Company's floating rate mortgage-backed and related securities. Interest rate caps have also been used to limit the Company's
exposure  to  adverse  market  value  changes  in  other  derivative   financial
instruments. Fair values of interest rate cap agreements are the estimated amounts to settle the positions as provided by dealer quotes.

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities. As with loan receivables, the fair value of deposit liabilities also does not include the value of the customer relationships or the right to fees generated by the accounts.

For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value. The fair value of advances from the Federal Home Loan Bank is based on rates currently offered for advances with similar remaining maturities.

Off-Balance Sheet Financial Instruments

Interest rate swaps have been used by the Company to extend the duration of its liabilities. At the inception of the contract, the Company agreed to pay a fixed rate to the counterparty and receive a floating rate. The floating rate received by the Company approximates the actual borrowing costs on specifically identified short term borrowings including repurchase agreements and variable rate Federal Home Loan Bank advances. The Company has entered into an aggregate of $25 million notional swap agreements under which it pays fixed rates ranging from 6.52% to 6.60% and receives 3 month LIBOR. These agreements expire in 1998. The fair value of swap agreements is the estimated amount to settle the positions as provided by dealer quotes. The fair value of letters of credit, commitments to originate, purchase or sell loans is determined based upon differences between current and contractual interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

Credit Risks

The Company has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. Counterparties to the Company's agreements are primary broker/dealers and it is not expected that they will fail to meet its obligation.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

In addition to undisbursed loan funds at December 31, 1996, the Company has issued commitments to originate loans amounting to $15,788,000. All outstanding loan commitments are scheduled to be disbursed within 90 days. In connection with its loans held-for-sale and its loan commitments, the Company has also entered into commitments to sell loans of approximately $8,510,000 at December 31, 1996. Also, at December 31, 1996, the Company had issued $3,783,000 in standby letters of credit. Standby letters of credit generally provide for collateral of real estate or other personal property. All standby letters of credit expire within three years.

Loans are primarily sold to third-party investors, some of whom require the repurchase of loans in the event of default or faulty documentation. Recourse periods for the third-party investor loans vary from 90 days to one year and conditions for repurchase vary with the investor. Mortgages subject to recourse are collateralized by one-to-four family residences, have loan-to-value ratios of 80% or less, or have private mortgage insurance, or are insured or guaranteed in whole or in part by an agency of the United States government. Management does not expect any material losses to occur on loans repurchased, if any, pursuant to recourse provisions. Loans that are sold to Federal National
Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association are on a nonrecourse basis, whereby foreclosure losses are generally not the responsibility of the Company.

The Company is a defendant in certain litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of this matter is not expected to have a material adverse effect on the consolidated financial position of the Company.

Total rent expense under long-term operating leases amounted to $1,235,000, $1,542,000 and $1,299,000 in 1996, 1995 and 1994, respectively. One of the long-term operating leases provides a 21% equity interest in the appreciation in underlying real estate.

Minimum rentals under noncancelable leases with initial terms of more than one year are as follows (in thousands):

               Year ending
               December 31,             Amount
               ================================
               1997                     $1,332
               1998                      1,327
               1999                      1,369
               2000                      1,276
               2001                        233
               After 2001                  577


Included in the above table is the minimum rental commitment associated with a mortgage lending office sold during 1995 for which the Company remains contingently liable.

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Condensed financial statements of Virginia Beach Federal Financial Corporation (the "Parent Company") are shown below (in thousands). The Parent Company has no significant operating activities.

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                          December 31,
                                                                        --------------------
                                                                          1996        1995
                                                                        ====================
ASSETS
Cash in bank ........................................................   $    504    $    647
Investment in subsidiary ............................................     40,452      40,493
Other assets ........................................................         16           8
                                                                        --------------------
  Total assets ......................................................   $ 40,972    $ 41,148
                                                                        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities .........................................................   $    145    $    116
                                                                        --------------------
STOCKHOLDERS' EQUITY
  Common stock ......................................................         50          50
  Capital in excess of par value ....................................      9,336       9,237
  Unrealized gain (loss) on available-for-sale securities, net of tax        (39)         39
  Retained earnings .................................................     31,480      31,706
                                                                        --------------------
   Total stockholders' equity .......................................     40,827      41,032
                                                                        --------------------
   Total liabilities and stockholders' equity .......................   $ 40,972    $ 41,148
                                                                        ====================


                                              Year ended December 31,
                                          ------------------------------
                                             1996      1995       1994
                                          ------------------------------
CONDENSED STATEMENT OF OPERATIONS

Equity in earnings (loss) of subsidiary   $   587    $ 1,189    $  (550)
Interest income .......................        18         26         41
Other expense .........................        48         60         64
                                          -----------------------------
Income (loss) before income taxes .....       557      1,155       (573)
Income tax benefit ....................       (12)       (11)        (2)
                                          -----------------------------
Net income (loss) .....................   $   569    $ 1,166    $  (571)
                                          =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation


                                                                        Year ended December 31,
                                                                   ------------------------------
                                                                     1996       1995       1994
                                                                   ------------------------------

CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities
     Net income (loss) .........................................   $   569    $ 1,166    $  (571)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
        (Increase) decrease in other assets ....................        (8)        18          7
        Increase in liabilities ................................        29         28         29
        Equity in net (income) loss  of subsidiary .............      (587)    (1,189)       550
                                                                   -----------------------------
            Net cash provided by operating activities ..........         3         23         15
                                                                   -----------------------------
Cash flows from investing activities
     Dividends from subsidiary .................................       550        400       --
     Additional capital contribution in subsidiary .............        --         --       (400)
                                                                    ----------------------------
            Net cash provided by (used for) investing activities       550        400       (400)
                                                                    ------------------------------
Cash flows from financing activities
     Issuance of common stock ..................................        99        269        188
     Cash dividends paid .......................................      (795)      (789)      (784)
                                                                     ---------------------------
            Net cash used for financing activities .............      (696)      (520)      (596)
                                                                     ---------------------------
Net decrease in cash ...........................................      (143)       (97)      (981)
Cash at beginning of year ......................................       647        744      1,725
                                                                   ------------------------------
Cash at end of year ............................................   $   504    $   647    $   744
                                                                   =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

Under Virginia law, the Company may not pay a cash dividend to its stockholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due or if the Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed to satisfy any preferential rights upon dissolution to stockholders whose preferential rights are superior to those of stockholders receiving the dividend. Because the Company has no separate operations apart from ownership of the Bank, the Company's ability to pay dividends is substantially dependent upon funds received by it from the Bank.

The OTS has adopted regulations that impose limitations on all capital distributions by savings institutions. The OTS may prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank paid cash dividends of $550,000 and $400,000 to the Company during 1996 and 1995, respectively. There can be no assurance that the OTS will not object to any amount of future cash dividends declared by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

NOTE 19 - QUARTERLY CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands, except per share data)            1996 Quarter ended
                                     ---------------------------------------------
                                      March 31    June 30 September 30 December 31
                                     ---------------------------------------------

Interest income ...................   $ 12,558   $ 11,979   $ 11,862    $ 11,946
Net interest income after provision
  for loan losses .................      3,920      4,109      4,148       4,389
Other income ......................        951        829        759         715
Other expenses ....................      3,971      3,930      7,105       3,922
Income before income taxes ........        900      1,008     (2,198)      1,182
Net income (loss) .................        547        625     (1,363)        760
Earnings (loss) per share .........        .11        .13       (.27)        .15
Dividends paid per share ..........        .04        .04        .04         .04


(in thousands, except per share data)              1995 Quarter ended
                                    ------------------------------------------------
                                      March 31     June 30 September 30 December 31
                                    ------------------------------------------------

Interest income ...................   $ 13,076    $ 13,332   $ 13,314   $ 12,564
Net interest income after provision
  for loan losses .................      3,938       3,638      3,572      3,691
Market value adjustment on
  derivative contracts ............       (312)         80       --          (10)
Gain on sales of mortgage loan
  servicing rights ................       --          --         --          111
Other income ......................        921       1,322      1,828      1,278
Other expenses ....................      4,390       4,629      4,809      4,422
Income before income taxes ........        157         411        591        648
Net income ........................        104         271        390        401
Earnings per share ................        .02         .06        .08        .08
Dividends paid per share ..........        .04         .04        .04        .04


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The registrant has not had any disagreements with its accountants on any matter of accounting principles or practices or financial statement disclosure.

  On August 9, 1995, the Board of Directors of the Company selected KMPG Peat Marwick LLP, Suite 1900, 1021 East Cary Street, Richmond, Virginia 23219-4023, as the new certified public accounting firm. KPMG Peat Marwick LLP replaced Price Waterhouse LLP, 700 World Trade Center, Norfolk, Virginia 23510.

  During the two most recent calendar years audited by Price Waterhouse LLP, there were no reportable disagreements related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

  Price Waterhouse LLP rendered an unqualified opinion on the consolidated financial statements of the Company and its subsidiary, Virginia Beach Federal Savings Bank, for each of the last two years audited. Such years were the year ended December 31, 1994 and the year ended December 31, 1993.

  The Company did not, nor did anyone on the Company's behalf consult during 1993, 1994 or prior to August 9, 1995, with KMPG Peat Marwick LLP regarding the application of accounting principles to a specified transaction, either completed or proposed. Neither were they consulted during such period regarding the type of audit opinion that might be rendered on the Bank's financial statements; nor was a written report provided to the Bank or oral advice provided that KMPG Peat Marwick LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

  The information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information regarding executive officers is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

  The information contained under the section captioned "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
------------------------------------------------------------

    (a)  Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Virginia Beach Federal Financial Corporation

    (b)  Security Ownership by Management

         Information required by this item is incorporated herein by reference to the section captioned "Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

    (c)  Changes in Control

         Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions with Management and Others" in the Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K
----------------------------------------------------------------------

                                                                                                                          Page in
                                                                                                                           Annual
                                                                                                                           Report
                                                                                                                               On
                                                                                                                             Form
                                                                                                                             10-K
                                                                                                                   ----------------



(a)      The following documents are filed as part of this report.

         1.    Consolidated Financial Statements

               Report of Independent Auditors as of December 31, 1996 and 1995...........................                      41

               Report of Independent Auditors as of December 31, 1994....................................                      42

               Virginia Beach Federal Financial Corporation

               o   Consolidated Statement of Financial Condition

                  December 31, 1996 and 1995.............................................................                      43

               o   Consolidated Statement of Operations for the three years ended December

                  31, 1996, 1995 and 1994................................................................                      44

               o   Consolidated Statement of Cash Flows for the three years ended December

                  31, 1996, 1995 and 1994................................................................                 45 - 46

               o   Consolidated Statement of Stockholders' Equity for the three years ended

                  December 31, 1996, 1995 and 1994.......................................................                      47

               o  Notes to Consolidated Financial Statements.............................................                 48 - 72



         2.    Financial Statement Schedules
               (None)

               All schedules have been omitted as they are not applicable or the required information is shown in the Notes to Consolidated
               Financial Statements.

               Exhibits

               (3.1)       Restated Articles of Incorporation of Virginia Beach Federal
                           Financial Corporation (Incorporated by reference to Post-Effective
                           Amendment No. 1 to the Registrant's Form S-4 Registration
                           Statement dated March 21, 1991, File No. 33-27398).

               (3.2)       Bylaws of Virginia Beach Federal Financial Corporation
                           (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's Annual Report on Form S-4 Registration
                           Statement dated March 21, 1991, File No. 33-27398).




               (10.1)      Virginia Beach Federal Financial Corporation 1981 Stock Option
                           Plan, as amended (Incorporated by reference to the Registrant's
                           Annual Report on Form 10-K for the Fiscal Year Ended December
                           31, 1984).

               (10.2)      Lease between the Runnymede  Corporation and Virginia
                           Beach  Federal  Savings  Bank,  dated  April 20, 1989
                           (Incorporated by reference to the Registrant's Annual
                           Report  on  Form  10-K  for  the  Fiscal  Year  Ended
                           December 31, 1989).

               (10.3)      Virginia Beach Federal  Financial  Corporation - 1991
                           Stock Option Plan (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
                           Fiscal Year Ended December 31, 1990).

               (10.4)      Amended   and   Restated   Agreement   and   Plan  of
                           Reorganization,  dated  February  21,  1991,  by  and
                           between Virginia Beach Federal Savings Bank, Virginia
                           Beach  Federal  Financial  Corporation  and  Virginia
                           Beach Federal Interim Savings Bank  (Incorporated  by
                           reference to  Post-Effective  Amendment  No. 1 to the
                           Registrant's  Form S-4  Registration  Statement dated
                           March 21, 1991, File No. 33-27398).

               (10.5)      Employment Agreement with John A. B. Davies, Jr., President and Chief Executive Officer of the Corporation, Dennis R.
                           Stewart, Executive Vice President and Chief Financial Officer of
                           the Corporation and John M. Chattleton, Executive Vice President
                           of the Bank.

               (10.6)      Employee Stock Purchase Plan.  (Incorporated by reference to the
                           Registrant's Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1995).

               (21)        Subsidiaries.

               (23.1)      Consent of Independent Auditors - KPMG Peat Marwick LLP

               (23.2)      Consent of Independent Auditors - Price Waterhouse LLP

               (23.3)      Consent of Independent Auditors - Price Waterhouse LLP

               (99.1)      Annual Report on Form 11-K for the fiscal year ended December
                           31, 1996.

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1996, the Registrant filed no current reports on Form 8-K.

(c) The exhibits set forth above are either filed herewith or incorporated by reference herein.

(d) All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION

Dated:  March 27, 1997          By: /s/ John A. B. Davies, Jr.
       ---------------             ---------------------------------------------
                                   John A. B. Davies, Jr.
                                   President and Chief Executive Officer
                                  (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:          /s/ John A. B. Davies, Jr.                               By:   /s/ Charles P. Fletcher
           ----------------------------------------------------           --------------------------------------------------
             John A. B. Davies, Jr.                                         Charles P. Fletcher
             President and Director                                         Chairman of the Board
             (Principal Executive Officer)

Date:        March 27, 1997                                         Date:   March 27, 1997

By:          /s/ Dennis R. Stewart                                    By:   /s/ Floyd E. Kellam, Jr.
           ----------------------------------------------------           --------------------------------------------------
             Dennis R. Stewart                                              Floyd E. Kellam, Jr.
             Executive Vice President/                                      Vice Chairman of the Board
             Chief Financial Officer
             (Principal Financial Officer)

Date:        March 27, 1997                                         Date:   March 27, 1997

By:          /s/ Edward E. Brickell                                   By:   /s/ Robert H. DeFord, Jr.
           ----------------------------------------------------           --------------------------------------------------
             Edward E. Brickell                                             Robert H. DeFord, Jr.
             Director                                                       Director

Date:        March 27, 1997                                         Date:   March 27, 1997

By:          /s/ Betty Anne Huey                                      By:   /s/ Rufus S. Kight, Jr.
           ----------------------------------------------------           --------------------------------------------------
             Betty Anne Huey                                                Rufus S. Kight, Jr.
             Director                                                       Director

Date:        March 27, 1997                                         Date:   March 27, 1997

By:          /s/ Ivan D. Mapp                                         By:   /s/ George R. C. McGuire
           ----------------------------------------------------           --------------------------------------------------
             Ivan D. Mapp                                                   George R. C. McGuire
             Director                                                       Director

Date:        March 27, 1997                                         Date:   March 27, 1997



                                INDEX TO EXHIBITS

EXHIBITS
(3.1)           Restated   Articles  of   Incorporation   of  Virginia  Beach  Federal   Financial   Corporation
                (Incorporated   by   reference  to   Post-Effective   Amendment   No.  1  to  the   Registrant's
                Form S-4 Registration Statement dated March 21, 1991, File No. 33-27398).

(3.2)           Bylaws  of  Virginia   Beach   Federal   Financial   Corporation   (Incorporated   by  reference
                to   Post-Effective    Amendment   No.   1   to   the   Registrant's   Form   S-4   Registration
                Statement dated March 21, 1991, File No. 33-27398).

(10.1)          Virginia   Beach   Federal   Financial   Corporation   1981  Stock  Option   Plan,   as  amended
                (Incorporated   by  reference  to  the   Registrant's   Annual  Report  on  Form  10-K  for  the
                Fiscal Year Ended December 31, 1984).

(10.2)          Lease   between   the   Runnymede    Corporation    and   Virginia    Beach   Federal    Savings
                Bank,   dated  April  20,  1989   (Incorporated   by  reference  to  the   Registrant's   Annual
                Report on Form 10-K for the Fiscal Year Ended December 31, 1989).

(10.3)          Virginia    Beach    Federal    Financial    Corporation    -    1991    Stock    Option    Plan
                (Incorporated   by  reference  to  the   Registrant's   Annual  Report  on  Form  10-K  for  the
                Fiscal Year Ended December 31, 1990).

(10.4)          Amended   and   Restated   Agreement   and   Plan  of   Reorganization,   dated   February   21,
                1991,  by  and  between   Virginia   Beach  Federal   Savings  Bank,   Virginia   Beach  Federal
                Financial     Corporation     and    Virginia    Beach    Federal     Interim    Savings    Bank
                (Incorporated   by   reference  to   Post-Effective   Amendment   No.  1  to  the   Registrant's
                Form S-4 Registration Statement dated March 21, 1991, File No. 33-27398).

(10.5)          Employment   Agreement   with  John  A.  B.  Davies,   Jr.,   President   and  Chief   Executive
                Officer  of  the   Corporation,   Dennis  R.  Stewart,   Executive   Vice  President  and  Chief
                Financial   Officer   of   the   Corporation   and   John   M.   Chattleton,    Executive   Vice
                President of the Bank.

(10.6)          Employee   Stock   Purchase   Plan.    (Incorporated    by   reference   to   the   Registrant's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

(21)            Subsidiaries.

(23.1)          Consents of Independent Auditors - KPMG Peat Marwick LLP

(23.2)          Consent of Independent Auditors - Price Waterhouse LLP

(23.3)          Consent of Independent Auditors - Price Waterhouse LLP

(99.1)          Annual Report on Form 11-K for the Fiscal Year Ended December 31, 1996.

