Form 10-Q
period 1997-03-31
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1997-05-13
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                FORM 10-Q

(Mark One)
      Quarterly Report Pursuant to Section 13 or 15(D) of the
      Securities Exchange Act of 1934


             FOR QUARTER ENDED March 31, 1997

                            or


      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



      Transition Period  From:     To:


             Commission File Number:  0-19398



       VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
----------------------------------------------------------
  (Exact name of Registrant as Specified in its Charter)



          Virginia                    54-1534067
-------------------------------     -------------------
(State or other jurisdiction of    (IRS Employer ID No.)
incorporation or organization


2101 Parks Avenue
Virginia Beach, Virginia                      23451
-------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:

                                           (757) 428-9331
                                           ----------------
                            N/A
--------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year
               If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all documents reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  X                   NO
              ---

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:                 4,973,312



       VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION




                         CONTENTS






PART I - FINANCIAL INFORMATION

ITEM I
Unaudited Consolidated Statement of Financial
Condition as of March 31, 1997 and December 31, 1996    1

Unaudited Consolidated Statement of Income for
the three months ended March 31, 1997 and 1996. . .     2

Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 1997 and 1996. 3 - 4

Unaudited Consolidated Statement of Stockholders'
Equity for the three months ended March 31, 1997. .     5

Notes to Unaudited Consolidated Financial Statements    6

Item II
Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . .7 - 11

PART II - OTHER INFORMATION

ITEM 1
Legal Proceedings . . . . . . . . . . . . . . . . .    12

ITEM 2
Changes in Securities . . . . . . . . . . . . . . .    12

ITEM 3
Defaults Upon Senior Securities . . . . . . . . . .    12

ITEM 4
Submission of Matters to a Vote of Security Holders    12

ITEM 5
Other Information . . . . . . . . . . . . . . . . .    12

ITEM 6
Exhibits and Report of Form 8-K . . . . . . . . . .    12

SIGNATURES. . . . . . . . . . . . . . . . . . . . .    13












                            -i-


PAGE 1
             VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
        UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
               (Dollars in thousands, except share data)



                                         March 31,       December 31,
                                            1997             1996
                                        -----------------------------

ASSETS

Cash and amounts due from banks . . .   $   9,729          $   3,059
Federal funds sold and interest
  bearing deposits. . . . . . . . . .       1,668              4,276
Investment securities
  Held-to-maturity (approximate fair
      value $12,658 and $14,687,
      respectively) . . . . . . . . .      12,971             14,943
  Available-for-sale  . . . . . . . .      11,196             12,853
Mortgage-backed and related securities
  Held-to-maturity (approximate fair
      value $27,296 and $28,849,
      respectively) . . . . . . . . .      28,591             29,764
  Available-for-sale, . . . . . . . .      70,661             76,785
Loans receivable, net
  Held-for-investment . . . . . . . .     453,445            445,055
  Held-for-sale . . . . . . . . . . .       5,032              4,785
Foreclosed real estate, net . . . . .       2,194              2,047
Property and equipment, net . . . . .       5,626              5,642
Accrued income receivable, net. . . .       4,249              4,289
Other assets  . . . . . . . . . . . .       2,008              2,640
                                        ---------          ---------
                                         $607,370           $606,138
                                        =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits  . . . . . . . . . . . . . .    $411,422           $423,389
Advances from the Federal Home
   Loan Bank. . . . . . . . . . . . .     138,110            133,110
Securities sold under agreements
   to repurchase. . . . . . . . . . .      11,187              5,015
Advance payments by borrowers
   for taxes and insurance. . . . . .       1,850                966
Other liabilities . . . . . . . . . .       3,591              2,831
                                        ---------          ---------
                                          566,160            565,311
                                        ---------          ---------

STOCKHOLDERS' EQUITY
Serial preferred stock, authorized
  5,000,000 shares, no shares issued
  or outstanding. . . . . . . . . . .          --                 --
Common stock, $.01 par value, 10,000,000
  shares authorized; 4,972,022 shares
  issued and outstanding in 1997
  (4,970,307 in 1996) . . . . . . . .          50                 50
Capital in excess of par value. . . .       9,354              9,336
Retained earnings - substantially
  restricted. . . . . . . . . . . . .      32,126             31,480
Net unrealized (loss) on securities
  available-for-sale, net of tax  . .        (320)               (39)
                                        ---------          ---------
                                           41,210             40,827
                                        ---------          ---------
                                         $607,370           $606,138
                                        =========          =========

         Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

PAGE 2

             VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
              UNAUDITED CONSOLIDATED STATEMENT OF INCOME
             (Dollars in thousands, except per share data)



                                             For the Three Months
                                                Ended March 31,
                                                1997          1996
                                           ------------------------


Interest and fees on loans. . . . . . . .    $ 9,727       $ 9,311
Interest on mortgage-backed
   and related securities . . . . . . . .      1,776         2,249
Other interest and dividend income. . . .        440           998
                                             -------       -------
   Total interest income. . . . . . . . .     11,943        12,558
                                             -------       -------
Interest on deposits. . . . . . . . . . .      5,141         6,448
Interest on advances from Federal
   Home Loan Bank . . . . . . . . . . . .      2,063         2,190
Interest on repurchase agreements . . . .         89            --
                                             -------       -------
   Total interest expense . . . . . . . .      7,293         8,638
                                             -------       -------

Net interest income . . . . . . . . . .        4,650         3,920
Provision for loan losses . . . . . . .           75            --
                                             -------       -------
Net interest income after provision
   for loan losses                             4,575         3,920
                                             -------       -------

OTHER INCOME
   Gain on sales of loans . . . . . . . .        252           427
   Gain on sales of foreclosed
      real estate . . . . . . . . . . . .         23            20
   Retail banking fees. . . . . . . . . .        266           178
   Mortgage loan servicing fees . . . . .        172           185
   Other  . . . . . . . . . . . . . . . .         74           141
                                             -------       -------
                                                 787           951
                                             -------       -------

OTHER EXPENSES
  Salaries and employee benefits. . . .        1,872         1,568
  Net occupancy expense . . . . . . . .          745           651
  Provision for losses on foreclosed
    real estate . . . . . . . . . . . .           --           300
  Other net expense of foreclosed
    real estate . . . . . . . . . . . .           37            57
  Federal deposit insurance premiums. .          104           334
  Other . . . . . . . . . . . . . . . .        1,161         1,061
                                             -------       -------
                                               3,919         3,971
                                             -------       -------
Income before income taxes  . . . . . . .      1,443           900
Provision for income taxes. . . . . . . .        548           353
                                             -------       -------
Net income                                   $   895       $   547
                                             =======       =======

Earnings per share. . . . . . . . . . .      $  0.18       $  0.11
                                             =======       =======

Dividend per common share . . . . . . .      $  0.05       $  0.04
                                             =======       =======

         Notes to Unaudited Consolidated Financial Statements are an integral part of this statement


PAGE 3
             VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in thousands)



                                               For the Three Months
                                                  Ended March 31,
                                              1997            1996
                                           ------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . .    $    895       $    547
     Adjustments to reconcile net income
       to net cash provided by
       operating activities
     Provision for losses on foreclosed
        real estate . . . . . . . . . .          --            300
     Depreciation . . . . . . . . . . .         253            231
     Amortization of loan discounts,
        premiums and fees, net. . . . .        (209)          (254)
     Amortization of other discounts
       and premiums, net. . . . . . . .          11            115
     Gain on sales of foreclosed
        real estate . . . . . . . . . .         (23)           (20)
     Gain on sales of loans . . . . . .        (252)          (427)
     Originations of loans
       held-for-sale. . . . . . . . . .     (26,608)       (29,729)
     Proceeds from sales of loans
       held-for-sale. . . . . . . . . .      26,613         36,814
     Decrease in accrued income
        receivable. . . . . . . . . . .          40            353
     Decrease in other assets . . . . .         777          3,383
     Increase in other liabilities. . .         760          4,628
                                          ----------     ----------

     Net cash provided by operating
       activities . . . . . . . . . .         2,257         15,941
                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans
    receivable. . . . . . . . . . . .        (8,311)        15,131
  Principal payments received on mortgage-
    backed and related securities . .         6,853          7,239
  Proceeds from maturities of
    investment securities . . . . . .         4,637          6,000
  Proceeds from sales of
    Securities purchased under agreements
      to resell . . . . . . . . . . .            --         55,000
    Foreclosed real estate  . . . . .            23            511
    Property and equipment. . . . . .            --              8
  Purchases of
    Investment securities
      held-to-maturity. . . . . . . .            --         (5,854)
    Investment securities
      available-for-sale. . . . . . .        (1,000)            --
    Property and equipment. . . . . .          (237)          (481)
    Additions to foreclosed
      real estate . . . . . . . . . .           (17)           (13)
                                            --------       --------

  Net cash provided by
    investing activities. . . . . . .         1,948         77,541
                                            --------       --------

                                                          Continued

PAGE 4
             VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in thousands)




(Continued)

                                           For the Three Months
                                              Ended March 31,
                                              1997            1996
                                          -------------------------



CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase (decrease) in money market
    deposit accounts, NOW accounts and
      savings deposits. . . . . . . . . .     9,216         (1,360)
  Net decrease in time deposits . . . . .   (21,183)       (21,951)
  Proceeds from Federal Home
    Loan Bank advances. . . . . . . . . .    39,500         51,500
  Payments on Federal Home Loan
    Bank advances . . . . . . . . . . . .   (34,500)      (107,500)
  Net increase in securities sold under
    agreements to repurchase. . . . . . .     6,172             --
  Net increase in advance payments
    by borrowers. . . . . . . . . . . . .       884            617
  Proceeds from issuance of
    common stock. . . . . . . . . . . . .        17             30
  Cash dividends paid . . . . . . . . . .      (249)          (198)
                                            --------     ----------

    Net cash used for financing
       activities . . . . . . . . . . . .      (143)       (78,862)
                                            --------     ----------

Increase in cash and cash equivalents . . .   4,062         14,620
Cash and cash equivalents at
  beginning of period . . . . . . . . . . .   7,335          8,519
                                             -------      ---------

Cash and cash equivalents at end of period$  11,397      $  23,139
                                             =======      =========
SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid on deposits . . . . . . . $   7,478      $   9,217

  Income taxes paid (refunded). . . . . .      (567)         1,145

SCHEDULE OF NONCASH INVESTING ACTIVITIES

  Real estate acquired in settlement of
    loans, net of allowances. . . . . . . $     130      $   1,187









         Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

             VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
       UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (Dollars in thousands, except share data)







                                                     Net
                                                  Unrealized
                                               Gain(Loss) on
                                      Capital in  Securities
                      Common Stock     Excess of  Available     Retained
                      Shares   Amount  Par Value  for-Sale      Earnings     Total
                 ------------------------------------------------------------------


Balance,
  Dec. 31, 1996    4,970,307  $    50  $  9,336      $  (39)   $ 31,480   $ 40,827


Net income for the
  three months ended
  March 31, 1997          --       --        --          --         895        895


Sale of shares of
  common stock to
  Employee Stock
  Purchase Plan        1,715       --        18          --          --         18


Exercise of stock
  options for
  shares of
  common stock            --       --        --          --          --         --


Change in net
  unrealized
  gain (loss) on
  securities available-
  for-sale, net of tax    --       --         --       (281)         --       (281)


Cash dividends paid       --       --         --         --        (249)      (249)
                    --------  -------    -------    -------     -------     -------


Balance,
  March 31, 1997   4,972,022   $   50    $ 9,354   $   (320)    $32,126    $41,210
                   =========  =======    =======    =======     =======    =======






                Notes to Unaudited Consolidated Financial Statements
                       are an integral part of this statement

       VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






1. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Virginia Beach Federal Financial Corporation (the "Company") the financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Corporation. The consolidated financial statements include the accounts of the Company and First Coastal Bank (the "Bank") and its wholly-owned subsidiaries.

      The Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 should be read in conjunction with this Form 10-Q.

2. Net unamortized premiums on loans and mortgage-backed securities amounted to $675,000 at March 31, 1997.
      Deferred loan fees at March 31, 1997 amounted to $1,319,000.

3.    The results of operations for the three months ended
      March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $31,184,000, the Bank had outstanding commitments to purchase or originate $28,454,000 in loans and investment securities at March 31, 1997. The Company also had outstanding commitments to sell $12,558,000 in loans and securities at March 31, 1997.

5. Earnings per share have been computed based on the weighted average shares outstanding. The weighted average number of shares used in the computation of earnings per share was 4,970,890 and 4,959,175 at March 31, 1997 and 1996, respectively. The potential issuance of shares under the Company's stock option plan does not have a material dilutive effect on earnings per share.

       VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS

The Company's total assets at March 31, 1997 were $607 million which is an increase of $1.2 million or .20% from December 31, 1996. This increase is mainly due to the net effect of a $8.6 million increase in loans receivable and a $4.1 million increase in cash, federal funds sold, and interest-bearing deposits. These increases were partially off-set by a $10.9 million decrease in the Bank's securities portfolios and a $.5 million decrease in other assets. The Bank's core capital ratio increased to 6.7% at March 31, 1997 from 6.6% at December 31, 1996.

The Company's loan portfolio increased $8.6 million at March 31, 1997, as compared to December 31, 1996, primarily due to increases in the Bank's construction ($7.6 million), commercial ($2.6 million), consumer ($1.6 million) and residential ($1.2 million) portfolios. In addition, the Bank's commercial real estate and land acquisition portfolios decreased $4.4 million as compared to December 31, 1996.

The decrease of $10.9 million in the Bank's securities portfolios at March 31, 1997 as compared to December 31, 1996 was due to the normal repayment and maturity of securities. The Bank collected $6.9 million in principal on mortgage-backed and related securities and $4.6 million from maturities of fixed rate investment securities. These reductions were offset by the purchase of a $1.0 million fixed rate U.S. Treasury security. In accordance with Financial Accounting Standards No. 115 ("FASB115"), the Company has recorded a reduction to shareholders' equity of $320,000 to reflect a decrease in the market value of securities classified as available-for-sale.


NON-PERFORMING ASSETS

Non-performing assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $6.4 million at March 31, 1997 and $6.2 million, at December 31, 1996.

The delinquent loan component of non-performing assets was $4.2 million, $4.1 million, and $4.2 million, at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The delinquent loans were substantially secured by single-family residential properties at March 31, 1997.

During the first quarter of 1997, there were no charges to the foreclosed real estate allowance. There were $300,000 of charges during the same period in 1996.

The allowance for possible loan losses is maintained for possible but as yet unidentified loan losses. Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank when the collectability of loans is impaired and the value of the security property has declined below the outstanding principal balance of the related loan, or the carrying value of foreclosed real estate has been impaired. The allowances for possible losses on loans receivable held-for-investment and foreclosed real estate totaled $4.5 million and $.2 million, respectively at March 31, 1997. At March 31, 1997, the Bank's allowance for loan losses was $4.5 million or 0.97% of total loans receivable held for investment.

The following table sets forth the Bank's loan receivable and foreclosed real estate allowance activity for the periods indicated:



                                               1997            1996
                                          ----------------------------

LOANS RECEIVABLE ALLOWANCE
  Balance, January 1. . . . . . . . .      $4,390,000      $3,968,000
  Provision for loan losses . . . . .          75,000              --
  Net (charges) recoveries
     to the allowance . . . . . . . .         (11,000)         41,000

  Balance, March 31,  . . . . . . . .      $4,454,000      $4,009,000


FORECLOSED REAL ESTATE ALLOWANCE
  Balance, January 1. . . . . . . . .      $  235,000      $1,599,000
  Provision for losses on foreclosed
     real estate. . . . . . . . . . .              --         300,000
  Net charges to the allowance. . . .              --         (75,000)

  Balance, March 31,. . . . . . . . .      $  235,000      $1,824,000


RESULTS OF OPERATIONS:   Three Months Ended March 31, 1997
                           and 1996

NET OPERATING RESULTS

For the three months ended March 31, 1997, the Company earned
$895,000 or $0.18 per share as compared to $547,000 or $0.11 per share for the same period in 1996.

NET INTEREST INCOME

Net interest income during the quarter ended March 31,1997 was $4.7 million as compared to $3.9 million during the same period of 1996. The net interest margin for the quarter ended March 31, 1997 was 3.12% as compared to 2.43% during the first quarter of 1996.

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).




                                  For the Three Months Ended March 31,
                            -----------------------------------------------
                                         1997                     1996
                            -----------------------------------------------
                             Average          Yield/  Average         Yield/
                             Balance Interest Cost    Balance Interest  Cost
                            -------- -------  ----    ------- -------- -----

Interest earning assets
 Loans. . . . . . . . . .   $ 455,322 $ 9,727  8.56%  $ 434,054 $ 9,311  8.58%
 Mortgage-backed and
   related securities . .     103,571   1,776  6.86%    134,710   2,249  6.68%
 Investment securities
 and other earning assets      28,171     440  6.33%     69,656     998  5.77%
                              ---------------------     ---------------------
    Total earning assets      587,064  11,943  8.15%    638,420  12,558  7.88%

Nonearning assets . . . .      13,862                   17,734
                              -------                  -------
   Total assets . . . . .     600,926                  656,154
                              =======                  =======
Interest bearing
  liabilities
 Time deposits. . . . . . .   296,981   4,252  5.81%    373,623   5,602  6.03%
 Interest bearing demand
  and other deposits . . .    100,052     889  3.60%     89,675     846  3.79%
 FHLB advances. . . . . . .   135,727   2,063  6.16%    135,999   2,135  6.31%
 Other borrowings . . . . .     6,818      90  5.34%         --      55    --%
                              ---------------------     ---------------------
   Total interest bearing
    liabilities . . . . . .   539,578   7,293  5.48%    599,297   8,638  5.80%
Noninterest bearing
  liabilities                  20,665                    15,994
                              -------                   -------
Total liabilities . . . . .   560,243                   615,291
Equity. . . . . . . . . . .    40,683                    40,683
                              -------                   -------
Liabilities & equity. . . .   600,926                   656,154
                              =======                   =======
                                        -----                     -----
Net interest income . . . .             4,650                     3,920
                                        =====                     =====
                                               -----                     -----
Interest rate spread. . . .                    2.67%                     2.08%
                                               =====                     =====
                                               -----                     -----
Net yield on earning assets                    3.12%                     2.43%
                                               =====                     =====

OTHER INCOME

Other income during the first quarter of 1997, decreased by $164,000 or 17.2% compared with the first quarter of 1996 largely due to reduced loan sales activity. The reduced loan sales resulted from a reduction during the fourth quarter of 1995 in the Company's mortgage origination activities. Gains on sales of loans were $252,000 for the first three months of 1997 as compared to $427,000 for the same period of 1996. The table below compares the residential lending production during the quarter ended March 31, 1997 to the same period in 1996 (in thousands):


                        For the Quarter Ended
                              March 31,
                        -------------------------------
                                               Increase
                        1997         1996     (Decrease)
                        -------------------------------

Applications           $40,074    $49,620      $ (9,546)
Closings                26,608     29,729        (3,121)
Fundings                23,770     33,334        (9,564)
Ending Pipeline         30,327     43,688       (13,361)



The balance of other income during the quarter ended March
31, 1997 of $535,000 is comparable to the $524,000 earned during the same period in 1996. However, service charges on retail deposit accounts have increased by $88,000 or 49.4% as compared to the 1996 quarter. This increase was substantially off-set by a reduction of $13,000 in mortgage loan servicing fees as a result of the normal reduction in the balance of loans serviced for others through normal repayments and prepayments.

OTHER EXPENSE

Other expenses, exclusive of the provision for losses on foreclosed real estate, increased $248,000 or 6.8% during the first quarter of 1996 as compared to the same period in 1996. The increase in salary and employee benefits of $304,000 and the increase in net occupancy expense of $94,000 are the result of the cost incurred to staff three additional retail banking offices opened in the second half of 1996 and the first quarter of 1997. In addition, the first quarter of 1997 includes approximately $194,000 in advertising expense associated with the change in the name of the Bank. During the first three months of 1997, the Company recorded no provision for possible losses on foreclosed real estate compared with a $300,000 provision for the first three months of 1996.

The first quarter of 1997 also benefitted from a $230,000 reduction in federal deposit insurance premiums as compared to the same period in 1996. This decrease is due to the combined effect of a 16.6 basis point reduction in the premium rate as a result of the special SAIF assessment during the third quarter of 1995 and a lower assessment base resulting from decreased amounts of brokered deposits.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

   The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the Federal Home Loan Bank System maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits and current borrowings (payable in one year or less). Current regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at March 31, 1997 was 5.89% and exceeded 5% at each measurement date during the first three months of 1997.

REGULATORY CAPITAL STANDARDS

   The OTS has established the regulatory capital requirements for savings institutions. The following table sets forth the capital position of the Bank in accordance with the requirements.




Capital        Amount as of
Measure      March 31, 1997          Requirement              Excess
---------------------------------------------------------------------------

Tangible  $41,354,000    6.7%   $ 9,266,000    1.5%    $32,088,000   5.2%
Core       41,354,000    6.7%    18,532,000    3.0%     22,822,000   3.7%
Risk-based 45,283,000   12.7%    28,480,000    8.0%     16,803,000   4.7%


PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

        Inapplicable


ITEM 2 - CHANGES IN SECURITIES

        Inapplicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The Annual Meeting of the Stockholders was held on April 30, 1997. Represented at the meeting in person or by proxy were the holders of 3,506,769 shares. Entitled to vote were 4,971,399 shares. Results of the items voted on were as follows:

        ITEM                        VOTES FOR
        -----------------------------------------

        1.   ELECTION OF DIRECTORS

             Edward E. Brickell      3,443,858
             Floyd E. Kellam, Jr.    3,443,858
             Ivan D. Mapp            3,428,758


ITEM 5 - OTHER INFORMATION

        None

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

        (a)  Exhibits - None
        (b)  Reports on Form 8-K - None

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION






  May 13, 1997              /s/ John A. B. Davies, Jr.
-----------------           -------------------------
     Date                   John A. B. Davies, Jr.
                            Principal Executive Officer




  May 13, 1997               /s/ Dennis R. Stewart
----------------            --------------------------------
     Date                       Dennis R. Stewart
                            Principal Financial Officer