Form 10-Q/A
period 1997-03-31
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1997-05-19
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                FORM 10-Q/A

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

                      EXPLANATION OF AMENDMENT
                      ------------------------


10-Q amended to correct Other Borrowings Interest 1997 and Equity Average Balance 1996 in table on page 9 and also to correct the first line of Other Expense paragraph on page 10 to reflect that the increase noted occurred during the first quarter of 1997 instead of 1996.

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




                                  For the Three Months Ended March 31,
                            -----------------------------------------------
                                         1997                     1996
                            -----------------------------------------------
                             Average          Yield/  Average         Yield/
                             Balance Interest Cost    Balance Interest  Cost
                            -------- -------  ----    ------- -------- -----

Interest earning assets
 Loans. . . . . . . . . .   $ 455,322 $ 9,727  8.56%  $ 434,054 $ 9,311  8.58%
 Mortgage-backed and
   related securities . .     103,571   1,776  6.86%    134,710   2,249  6.68%
 Investment securities
 and other earning assets      28,171     440  6.33%     69,656     998  5.77%
                              ---------------------     ---------------------
    Total earning assets      587,064  11,943  8.15%    638,420  12,558  7.88%

Nonearning assets . . . .      13,862                   17,734
                              -------                  -------
   Total assets . . . . .     600,926                  656,154
                              =======                  =======
Interest bearing
  liabilities
 Time deposits. . . . . . .   296,981   4,252  5.81%    373,623   5,602  6.03%
 Interest bearing demand
  and other deposits . . .    100,052     889  3.60%     89,675     846  3.79%
 FHLB advances. . . . . . .   135,727   2,063  6.16%    135,999   2,135  6.31%
 Other borrowings . . . . .     6,818      89  5.34%         --      55    --%
                              ---------------------     ---------------------
   Total interest bearing
    liabilities . . . . . .   539,578   7,293  5.48%    599,297   8,638  5.80%
Noninterest bearing
  liabilities                  20,665                    15,994
                              -------                   -------
Total liabilities . . . . .   560,243                   615,291
Equity. . . . . . . . . . .    40,683                    40,863
                              -------                   -------
Liabilities & equity. . . .   600,926                   656,154
                              =======                   =======
                                        -----                     -----
Net interest income . . . .             4,650                     3,920
                                        =====                     =====
                                               -----                     -----
Interest rate spread. . . .                    2.67%                     2.08%
                                               =====                     =====
                                               -----                     -----
Net yield on earning assets                    3.12%                     2.43%
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

OTHER EXPENSE

Other expenses, exclusive of the provision for losses on foreclosed real estate, increased $248,000 or 6.8% during the first quarter of 1997 as compared to the same period in 1996. The increase in salary and employee benefits of $304,000 and the increase in net occupancy expense of $94,000 are the result of the cost incurred to staff three additional retail banking offices opened in the second half of 1996 and the first quarter of 1997. In addition, the first quarter of 1997 includes approximately $194,000 in advertising expense associated with the change in the name of the Bank. During the first three months of 1997, the Company recorded no provision for possible losses on foreclosed real estate compared with a $300,000 provision for the first three months of 1996.

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