Form 10-Q
period 1997-06-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1997-08-14
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

(Mark One)
   X     Quarterly Report Pursuant to Section 13 or 15(D) of the
  ---    Securities Exchange Act of 1934


                       FOR QUARTER ENDED June 30, 1997

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

              YES  X                     NO
                  ---                       ---

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:             4,976,415

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION




                                  CONTENTS






PART I - FINANCIAL INFORMATION

ITEM I
Unaudited Consolidated Statement of Financial
Condition as of June 30, 1997 and December 31, 1996 . . . . . . . . .      1

Unaudited Consolidated Statement of Income for
the three and six months ended June 30, 1997 and 1996 . . . . . . . .      2

Unaudited Consolidated Statement of Cash Flows
for the six months ended June 30, 1997 and 1996 . . . . . . . . . . .  3 - 4

Unaudited Consolidated Statement of Stockholders'
Equity for the six months ended June 30, 1997 . . . . . . . . . . . .      5

Notes to Unaudited Consolidated Financial Statements. . . . . . . . .      6

Item II
Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . . . . 7 - 12

PART II - OTHER INFORMATION

ITEM 1
Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 2
Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 3
Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .     13

ITEM 4
Submission of Matters to a Vote of Security Holders . . . . . . . . .     13

ITEM 5
Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 6
Exhibits and Report of Form 8-K . . . . . . . . . . . . . . . . . . .     13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

<PAGE 1>

                        VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                   UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          (Dollars in thousands, except share data)



                                                           June 30,             December 31,
                                                             1997                   1996
                                                       -------------------------------------

ASSETS

Cash and amounts due from banks . . . . . . . . .        $   3,842                $   3,059
Federal funds sold and interest
   bearing deposits . . . . . . . . . . . . . . .            2,543                    4,276
Investment securities
   Held-to-maturity (approximate fair
        value $11,752 and $14,687,
        respectively) . . . . . . . . . . . . . .           11,984                   14,943
   Available-for-sale . . . . . . . . . . . . . .           12,497                   12,853
Mortgage-backed and related securities
   Held-to-maturity (approximate fair
        value $26,246 and $28,849,
        respectively) . . . . . . . . . . . . . .           27,312                   29,764
   Available-for-sale . . . . . . . . . . . . . .           70,477                   76,785
Loans receivable, net
   Held-for-investment. . . . . . . . . . . . . .          465,421                  445,055
   Held-for-sale. . . . . . . . . . . . . . . . .            6,522                    4,785
Foreclosed real estate, net . . . . . . . . . . .            3,550                    2,047
Property and equipment, net . . . . . . . . . . .            5,637                    5,642
Accrued income receivable, net. . . . . . . . . .            4,478                    4,289
Other assets  . . . . . . . . . . . . . . . . . .            3,555                    2,640
                                                         ---------                ---------
                                                          $617,818                 $606,138
                                                         =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits      . . . . . . . . . . . . . . . . . .         $386,750                 $423,389
Advances from the Federal Home
    Loan Bank . . . . . . . . . . . . . . . . . .          169,784                  133,110
Securities sold under agreements
    to repurchase . . . . . . . . . . . . . . . .           15,729                    5,015
Advance payments by borrowers
    for taxes and insurance . . . . . . . . . . .            1,493                      966
Other liabilities . . . . . . . . . . . . . . . .            1,756                    2,831
                                                         ---------                ---------
                                                           575,512                  565,311
                                                         ---------                ---------

STOCKHOLDERS' EQUITY
Serial preferred stock, authorized
   5,000,000 shares, no shares issued
   or outstanding . . . . . . . . . . . . . . . .               --                       --
Common stock, $.01 par value, 10,000,000
   shares authorized; 4,975,991 shares
   issued and outstanding in 1997
   (4,970,307 in 1996). . . . . . . . . . . . . .               50                       50
Capital in excess of par value. . . . . . . . . .            9,395                    9,336
Retained earnings - substantially
   restricted . . . . . . . . . . . . . . . . . .           32,865                   31,480
Net unrealized (loss) on securities
   available-for-sale, net of tax . . . . . . . .               (4)                     (39)
                                                         ---------                ---------
                                                            42,306                   40,827
                                                         ---------                ---------
                                                          $617,818                 $606,138
                                                         =========                =========





                  The Notes to Unaudited Consolidated Financial Statements
                           are an integral part of this statement

<PAGE 2>

                                 VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                                  UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                 (Dollars in thousands, except per share data)


                                                    For the Three Months             For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                 1997              1996           1997            1996
                                              --------          --------       --------        --------

Interest and fees on loans . . . . . . .      $ 10,083           $ 9,345       $ 19,810        $ 18,655
Interest on mortgage-backed
   and related securities. . . . . . . .         1,707             2,124          3,483           4,374
Other interest and
   dividend income . . . . . . . . . . .           433               510            873           1,508
                                              --------          --------       --------        --------
   Total interest income . . . . . . . . .      12,223            11,979         24,166          24,537
                                              --------          --------       --------        --------
Interest on deposits . . . . . . . . . . .       4,923             6,053         10,065          12,501
Interest on advances from
    Federal Home Loan Bank . . . . . . . .       2,307             1,695          4,369           3,885
Interest on repurchase
   agreements  . . . . . . . . . . . . . .         189                22            278              22
                                              --------          --------       --------        --------
   Total interest expense. . . . . . . . .       7,419             7,770         14,712          16,408
                                              --------          --------       --------        --------
Net interest income. . . . . . . . . . . .       4,804             4,209          9,454           8,129
Provision for loan losses. . . . . . . . .         100               100            175             100
                                              --------          --------       --------        --------
Net interest income after
   provision for loan losses . . . . . .         4,704             4,109          9,279           8,029
                                              --------          --------       --------        --------
OTHER INCOME

Gain on sales of loans . . . . . . . . .           263               251            515             678
Gain on sales of foreclosed
   real estate . . . . . . . . . . . . .            17                76             40              96
Retail banking fees. . . . . . . . . . .           346               205            612             383
Mortgage loan servicing fees . . . . . .           184               183            356             368
Other. . . . . . . . . . . . . . . . . .            80               114            154             255
                                              --------          --------       --------        --------
                                                   890               829          1,677           1,780
                                              --------          --------       --------        --------
OTHER EXPENSES
Salaries and employee
  benefits . . . . . . . . . . . . . . .         1,905             1,590          3,777           3,158
Net occupancy expense  . . . . . . . . .           757               815          1,502           1,466
Provision for losses on
   foreclosed real estate. . . . . . . .            --               124             --             424
Other net expense of
   foreclosed real estate. . . . . . . .            41                51             78             108
Federal deposit insurance
  premiums . . . . . . . . . . . . . . .           102               322            206             656
Other. . . . . . . . . . . . . . . . . .         1,157             1,028          2,318           2,089
                                              --------          --------       --------        --------
                                                 3,962             3,930          7,881           7,901
                                              --------          --------       --------        --------
Income before income taxes . . . . . . .         1,632             1,008          3,075           1,908
Provision for income taxes . . . . . . .           645               383          1,193             736
                                              --------          --------       --------        --------
Net income . . . . . . . . . . . . . . . .     $   987          $    625       $  1,882        $  1,172
                                              ========         =========      =========       =========
Earnings per share                             $  0.20          $   0.13       $   0.38        $   0.24
                                             =========         =========      =========       =========
Dividend per common share. . . . . . . . .     $  0.05          $   0.04       $   0.10        $   0.08
                                             =========         =========      =========       =========





                     The Notes to Unaudited Consolidated Financial Statements
                              are an integral part of this statement

<PAGE 3>

                               VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                              UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Dollars in thousands)

                                                                                  For the Six Months
                                                                                      Ended June 30,
                                                                                1997            1996
                                                                             --------         --------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,882        $   1,172
    Adjustments to reconcile net income to net
        cash provided by (used for) operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . .             175              100
    Provision for losses on foreclosed real estate . . . . . . . . .              --              424
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .             538              581
    Amortization of loan discounts, premiums and
        fees, net. . . . . . . . . . . . . . . . . . . . . . . . . .            (360)            (686)
    Amortization of other discounts and premiums, net. . . . . . . .              12              296
    Gain on sales of foreclosed real estate. . . . . . . . . . . . .             (40)             (96)
    Gain on sales of loans . . . . . . . . . . . . . . . . . . . . .            (515)            (678)
    Originations of loans held-for-sale. . . . . . . . . . . . . . .         (59,114)         (47,594)
    Proceeds from sales of loans held-for-sale . . . . . . . . . . .          57,892           58,447
    (Increase) decrease in accrued income receivable . . . . . . . .            (189)             294
    (Increase) decrease in other assets. . . . . . . . . . . . . . .            (933)           2,096
    Increase (decrease) in other liabilities . . . . . . . . . . . .          (1,075)           5,032
                                                                             --------        ---------

    Net cash provided by (used for) operating
        activities . . . . . . . . . . . . . . . . . . . . . . . .            (1,727)          19,388
                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in loans receivable. . . . . . . . . . .         (21,762)           7,626
    Principal payments received on mortgage-backed
        and related securities . . . . . . . . . . . . . . . . . . .          12,834           16,793
    Proceeds from maturities of investment securities. . . . . . . .           5,637            7,000
    Proceeds from sales of
        Securities purchased under agreements
           to resell . . . . . . . . . . . . . . . . . . . . . . . .              --           55,000
        Foreclosed real estate . . . . . . . . . . . . . . . . . . .             225            2,683
        Property and equipment . . . . . . . . . . . . . . . . . . .              --                8
    Purchases of
        Investment securities held-to-maturity . . . . . . . . . . .              --           (8,000)
        Investment securities available-for-sale . . . . . . . . . .          (2,284)          (1,000)
        Mortgage-backed and related securities
           available-for-sale. . . . . . . . . . . . . . . . . . . .          (4,071)              --
        Property and equipment . . . . . . . . . . . . . . . . . . .            (533)            (500)
    Additions to foreclosed real estate. . . . . . . . . . . . . . .            (107)            (121)
                                                                             --------        ---------
    Net cash provided by (used for) investing
        activities . . . . . . . . . . . . . . . . . . . . . . . .            (10,061)          79,489
                                                                            ---------        ---------


                                                                   Continued



                     The Notes to Unaudited Consolidated Financial Statements
                              are an integral part of this statement

<PAGE 4>


                                 VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            (Dollars in thousands)



                                                                        For the Six Months
                                                                            Ended June 30,
                                                                         1997           1996
                                                                     ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in money market
       deposit accounts, NOW accounts and
        savings deposits . . . . . . . . . . . . . . . . . . . . .      $  6,866        $  (1,357)
    Net decrease in time deposits. . . . . . . . . . . . . . . . .       (43,505)         (47,652)
    Proceeds from Federal Home Loan Bank advances. . . . . . . . .       115,700          128,000
    Payments on Federal Home Loan Bank advances. . . . . . . . . .       (79,026)        (179,500)
    Net increase in securities sold under
      agreements to repurchase . . . . . . . . . . . . . . . . . .        10,714            5,013
    Net increase in advance payments by borrowers. . . . . . . . .           527              160
    Proceeds from issuance of common stock . . . . . . . . . . . .            59               55
    Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .          (497)            (397)
                                                                        ---------        ---------
        Net cash provided by (used for)
            financing activities . . . . . . . . . . . . . . . . .        10,838          (95,678)
                                                                        ---------        ---------
Increase (decrease) in cash and cash equivalents . . . . . . . . .          (950)           3,199
Cash and cash equivalents at beginning of period . . . . . . . . .         7,335            8,519
                                                                        ---------        ---------
Cash and cash equivalents at end of period . . . . . . . . . . . .      $  6,385       $   11,718
                                                                        =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid on deposits. . . . . . . . . . . . . . . . . . .      $ 32,930       $   17,287
    Income taxes paid (refunded) . . . . . . . . . . . . . . . . .           628            1,534
SCHEDULE OF NONCASH INVESTING ACTIVITIES
    Real estate acquired in settlement
      of loans, net of allowances. . . . . . . . . . . . . . . . .      $  1,581       $      875






                    The Notes to Unaudited Consolidated Financial Statements
                             are an integral part of this statement

<PAGE 5>


                          VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                    UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands, except share data)







                                                                         Net
                                                                      Unrealized
                                                                   Gain(Loss) on
                                                      Capital in      Securities
                                   Common Stock        Excess of      Available        Retained
                               Shares       Amount     Par Value      for-Sale         Earnings        Total
                               -----------------------------------------------------------------------------


Balance,
   Dec. 31, 1996            4,970,307      $    50      $ 9,336          $  (39)      $ 31,480     $ 40,827


Net income for the
   six months ended
   June 30, 1997                                                                          1,882       1,882


Sale of shares of
   common stock to
   Employee Stock
   Purchase Plan               3,559                         39                                           39


Exercise of stock
   options for
   shares of
   common stock                  750                          5                                            5


Issuance of common
   stock under
   Dividend Reinvest-
   ment Plan                   1,375                         15                                           15


Change in net
   unrealized
   gain (loss) on
   securities available-
   for-sale, net of tax                                                      35                           35


Cash dividends paid                                                                       (497)         (497)
                             --------      -------       -------        -------        -------        -------


Balance,
   June 30, 1997           4,975,991       $    50      $ 9,395          $   (4)      $ 32,865      $ 42,306
                            =========      =======       =======        =======        =======       =======












                     The Notes to Unaudited Consolidated Financial Statements
                              are an integral part of this statement

<PAGE 6>


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

2. Net unamortized premiums on loans and mortgage-backed securities amounted to
        $745,000 at June 30, 1997.  Deferred loan fees at June
        30, 1997 amounted to $1,454,000.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $30,132,000, the Bank had outstanding commitments to purchase or originate $25,127,000 in loans and investment securities at June 30, 1997. The Company also had outstanding commitments to sell $15,306,000 in loans and securities at June 30, 1997.

5. Earnings per share have been computed based on the weighted average shares outstanding. The weighted average number of shares used in the computation of earnings per share was 4,972,026 and 4,961,013 at June 30, 1997 and 1996, respectively. The potential issuance of shares under the Company's stock option plan does not have a material dilutive effect on earnings per share.

<PAGE 7>

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION



ITEM II.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS

The Company's total assets at June 30, 1997 were $618 million which is an increase of $11.7 million or 1.93% from December 31, 1996. This increase is mainly due to the net effect of a $22.1 million increase in loans receivable, a $1.5 million increase in other real estate owned, and a $1.1 million increase in other assets. These increases were partially offset by a $12.1 million decrease in the Bank's securities portfolios and a $.9 million net decrease in cash, federal funds sold and interest-bearing deposits. The Bank's core capital ratio increased to 6.8% at June 30, 1997 from 6.6% at December 31, 1996.

The Company's loan portfolio increased $22.1 million at June 30, 1997, as compared to December 31, 1996, primarily due to
increases in the Bank's construction ($17.5        million),
commercial ($5.9 million), consumer ($2.7 million) and land acquisition ($1.0 million) portfolios. The Bank's held-for-sale portfolio also increased $1.7 million. In addition, the Bank's commercial real estate and residential portfolios decreased $6.7 million as compared to December 31, 1996 due, in part, to unexpected prepayments of approximately $7.8 million in commercial real estate loans.

The $1.5 million increase in foreclosed real estate resulted from the foreclosure of a local apartment complex ($609,000) along with the foreclosure on several residential properties
($900,000).

The decrease of $12.1 million in the Bank's securities portfolios at June 30, 1997 as compared to December 31, 1996 was due to the normal repayment and maturity of securities. The Bank collected $12.8 million in principal on mortgage-backed and related securities and $5.6 million from maturities of fixed rate investment securities. These reductions were offset by the purchase of $4.1 million in mortgage-backed and related securities and $2.3 million of investment securities.


LIABILITIES

Total liabilities increased by $10.2 million or 1.8% to $576 million during the first six months of 1997. This increase is mainly due to a $36.7 million increase in advances from the Federal Home Loan Bank, a $10.7 million increase in securities sold under agreements to repurchase, and a $.5 million increase in advance payments by borrowers for taxes and insurance. These increases were partially offset by a $36.6 million decrease in deposits and a $1.1 million decrease in other liabilities associated with recurring fluctuations in
the timing of payment for certain accrued items.   The $36.6
million decrease in deposits is in keeping with management's emphasis of focusing on the local retail deposit base. Of the $36.6 million decrease in deposits since December 1996, $36.2 million occurred in brokered and other out-of-area deposits. These deposits were replaced mainly by the increase in Federal Home Loan Bank advances.

<PAGE 8>

NON-PERFORMING ASSETS

Non-performing assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $7.2 million at June 30, 1997 and $6.2 million, at December 31, 1996.

The delinquent loan component of non-performing assets was $3.7 million, $4.1 million, and $3.4 million, at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The delinquent loans were substantially secured by single-family residential properties at June 30, 1997.

During the first six months of 1997, there were no charges to the foreclosed real estate allowance. There were $1,456,000 of charges during the same period in 1996 of which $1,368,000 related to a single strip shopping center property sold in June 1996.

The allowance for possible loan losses is maintained for possible but as yet unidentified loan losses. Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank when the collectability of loans is impaired and the value of the security property has declined below the outstanding principal balance of the related loan, or the carrying value of foreclosed real estate has been impaired. The allowances for possible losses on loans receivable held-for-investment and foreclosed real estate totaled $4.4 million and $.2 million, respectively at June 30, 1997. At June 30, 1997, the Bank's allowance for loan losses was $4.4 million or .94% of total loans receivable held for investment.

The following table sets forth the Bank's loan receivable and foreclosed real estate allowance activity for the periods indicated:


                                                                  1997               1996
                                                                ----------------------------

LOANS RECEIVABLE ALLOWANCE
   Balance, January 1 . . . . . . . . . . . . . .            $4,390,000          $3,968,000
   Provision for loan losses. . . . . . . . . . .               175,000             100,000
   Net (charges) recoveries
       to the allowance . . . . . . . . . . . . .              (153,000)             89,000

   Balance, June 30,  . . . . . . . . . . . . . .            $4,412,000          $4,157,000


FORECLOSED REAL ESTATE ALLOWANCE
   Balance, January 1 . . . . . . . . . . . . . .            $  235,000          $1,599,000
   Provision for losses on foreclosed
       real estate. . . . . . . . . . . . . . . .                    --             424,000
   Net charges to the allowance . . . . . . . . .                    --          (1,456,000)

   Balance, June 30,. . . . . . . . . . . . . . .            $  235,000          $  567,000



RESULTS OF OPERATIONS:          Three months ended June 30, 1997 and 1996


NET OPERATING RESULTS

For the three months ended June 30, 1997, the Company earned $987,000 or $.20 per share as compared to $625,000 or $.13 per share for the same period in 1996. Pretax earnings increased by $624,000 during the second quarter of 1997 as compared to the year earlier period mainly due to a $595,000 increase in net interest income.

<PAGE 9>

NET INTEREST INCOME

Net interest income during the quarter ended June 30,1997 was $4.8 million as compared to $4.2 million during the same period of 1996. The net interest margin for the quarter ended June 30, 1997 was 3.23% as compared to 2.83% during the second quarter of 1996.

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).


                                                         For the three-months ended June 30,
                                          -----------------------------------------------------------
                                                       1997                             1996
                                          --------------------------   ------------------------------
                                         Average              Yield/       Average             Yield/
                                         Balance   Interest   Cost         Balance  Interest    Cost
                                        --------  --------- --------      --------  -------- --------

Interest earning assets
  Loans. . . . . . . . . . . . . . .    $ 465,425  $ 10,083    8.67%      $430,225   $ 9,345    8.69%
  Mortgage-backed and related
    securities . . . . . . . . . . .       98,827     1,707    6.91%       126,345     2,124    6.73%
  Investment securities and other
    earning assets . . . . . . . . .       27,429       433    6.34%        33,130       510    6.19%
                                         --------  --------   ------      --------  --------   ------
     Total earning assets                 591,681    12,223    8.27%       589,700    11,979    8.13%

Nonearning assets. . . . . . . . . .       16,854                           16,009
                                         --------                         --------
    Total assets . . . . . . . . . .      608,535                          605,709
                                         ========                         ========
Interest bearing liabilities
  Time deposits. . . . . . . . . . .      279,268     4,005    5.75%       351,593     5,228    5.98%
  Interest bearing demand and
    other deposits . . . . . . . . .      101,691       929    3.66%        88,922       824    3.73%
  FHLB advances. . . . . . . . . . .      149,406     2,307    6.19%       102,785     1,696    6.63%
  Other borrowings . . . . . . . . .       13,273       188    5.70%         1,819        22    4.92%
                                         --------  --------   ------      --------  --------   ------
    Total interest bearing
     liabilities . . . . . . . . . .      543,638     7,429    5.48%       545,119     7,770    5.73%
Noninterest bearing liabilities. . .       23,995                           19,926
                                         --------                         --------
Total liabilities. . . . . . . . . .      567,633                          565,045
Equity . . . . . . . . . . . . . . .       40,902                           40,665
                                         --------                         --------
Liabilities & equity . . . . . . . .      608,535                          605,710
                                         ========                         ========
                                                   --------                         --------
Net interest income. . . . . . . . .                  4,794                            4,209
                                                   ========                         ========
                                                              ------                           ------
Interest rate spread . . . . . . . .                           2.79%                            2.40%
                                                              ======                           ======

Net yield on earning assets. . . . .                           3.23%                            2.83%
                                                              ======                           ======



OTHER INCOME

Other income during the second quarter of 1997, increased by $61,000 or 7.4% compared with the second quarter of 1996 largely due to increased retail banking fees of $141,000, partially offset by a $59,000 decrease in gains on foreclosed real estate. The increased retail banking resulted primarily from the fees associated with an increased number of checking accounts and the initiation of surcharge fees on foreign ATM transactions during the quarter ended June 30, 1997.

In addition, gains on sales of loans increased slightly to $263,000 for the first three months of 1997 as compared to $251,000 for the same period of 1996. The table below compares the residential lending production during the quarter ended June 30, 1997 to the same period in 1996 (in thousands):

<PAGE 10>





                                  For the Quarter Ended
                                          June 30,
                                  ------------------------------------------
                                                                 Increase
                                  1997             1996         (Decrease)
                                  ------------------------------------------

Applications                     $39,752        $37,958           $ 1,794
Closings                          32,506         32,650               144
Fundings                          27,179         33,547            (6,368)
Ending Pipeline                   21,872         41,281           (19,409)


OTHER EXPENSES

Other expenses, exclusive of the provision for losses on foreclosed real estate, increased $156,000 or 4.1% during the second quarter of 1997 as compared to the same period in 1996. This increase was primarily due to a $257,000 net increase in salary, benefits and occupancy expense, and a $129,000 increase in other expenses. These increases were offset by a $220,000 reduction in federal deposit insurance premiums. The net increase in salary, employee benefits and occupancy of $257,000 is the result of the cost incurred to operate and staff three additional retail banking offices opened in the second half of 1996 and the first quarter of 1997. The second quarter of 1997 benefitted from a $220,000 reduction in federal deposit insurance premiums as compared to the same period in 1996. This decrease is due to the combined effect of a 16.6 basis point reduction in the premium rate as a result of the special SAIF assessment during the third quarter of 1996 and a lower assessment base resulting from decreased amounts of insured deposits.
During the second quarter of 1997, the Company recorded no provision for possible losses on foreclosed real estate compared with a $124,000 provision for the second quarter of 1996.

RESULTS OF OPERATION:  Six months Ended June 30, 1997 and 1996

NET OPERATING RESULTS

For the six months ended June 30, 1997, the Company earned $1,882,000 or $0.38 per share as compared to $1,172,000 or
$0.24 per share for the same period in 1996. Pretax earnings increased by $1,167,000 during the six month period as compared to the same period in 1996 mainly due to a $1,325,000 increase in net interest income.


NET INTEREST INCOME

Net interest income during the first six months of 1997 increased by 16.3% to $9,454,000 as compared to $8,129,000 during the same period of 1996. The net interest margin for the six months ended June 30, 1997 was 3.17% as compared to 2.63% for the same period in 1996.

<PAGE 11>

                                                           For the six-months ended June 30,
                                          -----------------------------------------------------------
                                                       1997                             1996
                                          --------------------------   ------------------------------
                                         Average              Yield/       Average             Yield/
                                         Balance   Interest   Cost         Balance  Interest    Cost
                                        --------  --------- --------      --------  -------- --------

Interest earning assets
  Loans. . . . . . . . . . . . . . .    $ 460,401  $ 19,810    8.61%      $432,139   $18,655    8.64%
  Mortgage-backed and related
    securities . . . . . . . . . . .      101,186     3,483    6.88%       130,527     4,374    6.70%
  Investment securities and other
    earning assets . . . . . . . . .       27,798       873    6.33%        51,393     1,508    5.90%
                                         --------  --------   ------      --------  --------   ------
     Total earning assets                 589,385    24,166    8.21%       614,059    24,537    8.00%

Nonearning assets. . . . . . . . . .       15,366                           16,872
                                         --------                         --------
    Total assets . . . . . . . . . .      604,751                          630,931
                                         ========                         ========
Interest bearing liabilities
  Time deposits. . . . . . . . . . .      288,076     8,247    5.78%       362,608    10,830    6.01%
  Interest bearing demand and
    other deposits . . . . . . . . .      100,876     1,818    3.63%        89,299     1,671    3.76%
  FHLB advances. . . . . . . . . . .      142,604     4,369    6.18%       119,392     3,886    6.54%
  Other borrowings . . . . . . . . .       10,063       278    5.58%           909        21    4.59%
                                         --------  --------   ------      --------  --------   ------
    Total interest bearing
     liabilities . . . . . . . . . .      541,619    14,712    5.48%       572,208    16,408    5.77%
Noninterest bearing liabilities. . .       22,339                           17,960
                                         --------                         --------
Total liabilities. . . . . . . . . .      563,958                          590,168
Equity . . . . . . . . . . . . . . .       40,793                           40,764
                                         --------                         --------
Liabilities & equity . . . . . . . .      604,751                          630,932
                                         ========                         ========
                                                   --------                         --------
Net interest income. . . . . . . . .                  9,454                            8,129
                                                   ========                         ========
                                                              ------                           ------
Interest rate spread . . . . . . . .                           2.73%                            2.23%
                                                              ======                           ======

Net yield on earning assets. . . . .                           3.17%                            2.63%
                                                              ======                           ======



OTHER INCOME

Other income during the first six months of 1997, decreased by $103,000 compared with the same period of 1996 largely due to decreases in gain on sales of loans of $163,000 and gains on sales of foreclosed real estate of $56,000. Mortgage loan servicing fees and other income, consisting principally of loan related fees, decreased a total of $113,000 as compared to the first six months of 1996. These decreases were partially offset by an increase in retail banking fees of $229,000. Gains on sales of loans were $515,000 during the first six months of 1997 as compared to $678,000 during the same period in 1996.
The table below compares the residential lending production during the six month period ended June 30, 1997 as compared to the same period in 1996 (in thousands):

                                   For the Six Months
                                         Ended June 30,
                              --------------------------
                                1997              1996             Decrease
                             ---------         ---------          ----------

Applications                   $79,825          $ 87,578           $ (7,753)
Closings                        59,114            62,379             (3,265)
Fundings                        50,950            66,089            (15,139)
Ending Pipeline                 21,872            41,281            (19,409)


Gains on sales of foreclosed property decreased $56,000 to $40,000 for the first six months of 1997 as compared to 1996. The $229,000 increase in retail banking fees was due primarily to the fees associated with an increased number of checking accounts and the initiation of surcharge fees on foreign ATM transactions in second quarter of 1997.

OTHER EXPENSE

Other expenses, exclusive of the provision for losses on foreclosed real estate, increased by $404,000 or 5.4% during the six month period ended June 30, 1997 as compared to the same period in 1996. The increase was primarily due to increases in salary, employee benefits and occupancy expenses of $655,000 partially offset by a decrease of $450,000 in federal deposit insurance premiums. The increase in salary, employee benefits, and net occupancy expense is mainly the net result of the cost incurred to operate and staff three additional retail banking offices opened in the second half of 1996 and the first quarter of 1997. In addition, the first six months of 1997 includes approximately $194,000 in

<PAGE 12>

advertising expense associated with the change in the name of the Bank. The first six months of 1997 benefitted from a $450,000 reduction in federal deposit insurance premiums as compared to the same period in 1996. This decrease is due to the combined effect of a 16.6 basis point reduction in the premium rate as a result of the special SAIF assessment during the third quarter of 1996 and a lower assessment base resulting from decreased amounts of insured deposits.

During the first six months of 1997, the Company recorded no provision for possible losses on foreclosed real estate compared with a $424,000 provision for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the Federal Home Loan Bank System maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits and current borrowings (payable in one year or less). Current regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at June 30, 1997 was 6.46% and exceeded 5% at each measurement date during the first six months of 1997.

REGULATORY CAPITAL STANDARDS

The OTS has established the regulatory capital requirements for savings institutions. The following table sets forth the capital position of the Bank in accordance with the requirements.


Capital                 Amount as of
Measure                June 30, 1997                 Requirement                      Excess
-------------------------------------------------------------------------------------------------

Tangible         $42,349,000      6.8%        $ 9,409,000      1.5%         $32,940,000      5.3%
Core              42,349,000      6.8%         18,817,000      3.0%          23,532,000      3.8%
Risk-based        46,240,000     12.5%         29,561,000      8.0%          16,679,000      4.5%


NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the requirements of SFAS 128, the primary earnings per share calculation will be replaced with a basic earnings per share calculation, which will exclude any dilutive effect of outstanding common stock options. Also, the calculation for fully diluted earnings per share will be replaced with "diluted" earnings per share, whose calculation will include the effect of dilutive outstanding common stock options. The impact of calculating basic earnings per share is not expected to result in an increase or decrease in the primary earnings
(loss) per share reported in each of the quarters ended March 31, 1996, June 30, 1996, March 31, 1997 and June 30, 1997.
The impact of SFAS 128 on the calculation of diluted earnings per share is expected to result in a $0.01 per share decrease in the earnings per share reported for each of the four quarters noted in the immediately preceding sentence.

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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Inapplicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The Annual Meeting of the Stockholders was held on April 30, 1997. Represented at the meeting in person or by proxy were the holders of 3,506,769 shares. Entitled to vote were 4,971,399 shares. Results of the items voted on were as follows:


          ITEM                                     VOTES FOR
          -----------------------------          ------------

          1.     ELECTION OF DIRECTORS

                 Edward E. Brickell                 3,443,858
                 Floyd E. Kellam, Jr.               3,443,858
                 Ivan D. Mapp                       3,428,758


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






August 14, 1997                       /s/ John A. B. Davies, Jr.
-----------------                     -------------------------
     Date                             John A. B. Davies, Jr.
                                      Principal Executive Officer




August 14, 1997                       /s/ Dennis R. Stewart
----------------                      --------------------------------
     Date                                  Dennis R. Stewart
                                      Principal Financial Officer