Form 10-Q
period 1997-09-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1997-11-13
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q

(Mark One)

/ x /    Quarterly Report Pursuant to Section 13 or 15(D) of the
         Securities Exchange Act of 1934

                    FOR QUARTER ENDED September 30, 1997
                                     or

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

                               (757) 428-9331
            (Registrant's telephone number, including area code)

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

             YES  x       NO

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date October 31, 1997:      4,979,146
                       --------------------

Page (2)

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION

                                  CONTENTS

PART I - FINANCIAL INFORMATION

Item I

Unaudited Consolidated Statement of
Financial Condition as of September 30,
1997 and December 31, 1996. . . . . . . . . . . . . . . . . . . .          3

Unaudited Consolidated Statement of Income
for the three and nine months ended September
30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .          4

Unaudited Consolidated Statement of Cash Flows
for the nine months ended September 30, 1997
and 1996      . . . . . . . . . . . . . . . . . . . . . . . . . .      5 - 6

Unaudited Consolidated Statement of Stockholders'
Equity for the nine months ended September 30, 1997                        7

Notes to Unaudited Consolidated Financial Statements                       8

Item II

Management's Discussion and Analysis of
Financial Condition and Results of Operations . . . . . . . . . .     9 - 14

PART II - OTHER INFORMATION

Item 1
Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .         15

Item 2
Changes in Securities . . . . . . . . . . . . . . . . . . . . . .         15

Item 3
Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .         15

Item 4
Submission of Matters to a Vote of
   Security Holders . . . . . . . . . . . . . . . . . . . . . . .         15

Item 5
Other Information . . . . . . . . . . . . . . . . . . . . . . . .         15

Item 6
Exhibits and Report of Form 8-K . . . . . . . . . . . . . . . . .         15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

Page (3)

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
           UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                  (dollars in thousands, except share data)



                                                                September 30,        December 31,
                                                                    1997                 1996
                                                                  -----------         ----------

ASSETS
Cash and amounts due from banks. . . . . . . . . . . . . .           $  9,333           $  3,059
Federal funds sold and interest
   bearing deposits. . . . . . . . . . . . . . . . . . . .                219              4,276
Investment securities
   Held-to-maturity (approximate fair value
      $10,773, $14,687, respectively). . . . . . . . . . .             11,002             14,943
   Available-for-sale. . . . . . . . . . . . . . . . . . .             10,058             12,853
Mortgage-backed and related securities
   Held-to-maturity (approximate fair value
      $25,227 and $28,849, respectively) . . . . . . . . .             25,903             29,764
   Available-for-sale  . . . . . . . . . . . . . . . . . .             68,809             76,785
Loans receivable, net
   Held-for-investment . . . . . . . . . . . . . . . . . .            454,570            445,055
   Held-for-sale . . . . . . . . . . . . . . . . . . . . .              8,935              4,785
Foreclosed real estate, net. . . . . . . . . . . . . . . .              2,363              2,047
Property and equipment, net. . . . . . . . . . . . . . . .              6,396              5,642
Accrued income receivable, net . . . . . . . . . . . . . .              4,040              4,289
Other assets . . . . . . . . . . . . . . . . . . . . . . .              3,858              2,640
                                                                      -------            --------
                                                                    $ 605,486          $ 606,138
                                                                      =======            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits . . . . . . . . . . . . . . . . . . . . . . . . .          $ 387,574          $ 423,389
Advances from the Federal Home Loan Bank . . . . . . . . .            153,084            133,110
Securities sold under agreements to repurchase                         17,136              5,015
Advance payments by borrowers for taxes and
   insurance . . . . . . . . . . . . . . . . . . . . . . .              1,742                966
Other liabilities. . . . . . . . . . . . . . . . . . . . .              2,630              2,831
                                                                     --------            --------
                                                                      562,166            565,311
                                                                     --------            --------
STOCKHOLDERS' EQUITY
Serial preferred stock, authorized 5,000,000
   shares, no shares issued or outstanding . . . . . . . .                --                  --

Common stock, $.01 par value, 10,000,000 shares
   authorized; 4,978,795 shares issued
   and outstanding in 1997 (4,970,307 in 1996)                             50                 50
Capital in excess of par value . . . . . . . . . . . . . .              9,434              9,336
Retained earnings -  substantially restricted                          33,715             31,480
Net unrealized (loss) on securities
   available-for-sale, net of tax. . . . . . . . . . . . .                121                (39)
                                                                     --------            --------
                                                                       43,320             40,827
                                                                     --------            --------
                                                                    $ 605,486          $ 606,138
                                                                     ========            ========




            Notes to Unaudited Consolidated Financial Statements
                   are an integral part of this statement

Page (4)

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                (dollars in thousands, except per share data)

                                              For the Three Months          For the Nine Months
                                               Ended September 30,          Ended September 30,
                                                1997        1996             1997         1996
                                             --------     --------        --------     --------


Interest and fees on loans . . . . . . .     $ 10,262     $ 9,370         $ 30,072    $ 28,024
Interest on mortgage-backed
   and related securities. . . . . . . .        1,634       1,985            5,117       6,359
Other interest and
   dividend income . . . . . . . . . . .          404         507            1,277       2,016
                                             --------     --------        --------     --------
   Total interest income . . . . . . . .       12,300      11,862           36,466      36,399
                                             --------     --------        --------     --------
Interest on deposits . . . . . . . . . .        4,735       5,865           14,800      18,366
Interest on advances from
   Federal Home Loan Bank. . . . . . . .        2,556       1,731            6,925       5,617
Interest on repurchase
   agreements  . . . . . . . . . . . . .          238          68              516          89
                                             --------     --------        --------     --------
      Total interest expense . . . . . .        7,529       7,664           22,241      24,072
                                             --------     --------        --------     --------
Net interest income. . . . . . . . . . .        4,771       4,198           14,225      12,327
Provision for loan losses. . . . . . . .           50          50              225         150
                                             --------     --------        --------     --------
Net interest income after
   provision for loan losses . . . . . .        4,721       4,148           14,000      12,177
                                             --------     --------        --------     --------
OTHER INCOME
Gain on sales of securities. . . . . . .           15          --               15          --
Gain on sales of loans . . . . . . . . .          386         239              901         917
Gain on sales of foreclosed
   real estate . . . . . . . . . . . . .           20          11               60         107
Retail banking fees. . . . . . . . . . .          429         226            1,041         609
Mortgage loan servicing fees . . . . . .          154         182              510         550
Other    . . . . . . . . . . . . . . . .           84         101              238         357
                                             --------     --------        --------     --------
                                                1,088         759            2,765       2,540
                                             --------     --------        --------     --------
OTHER EXPENSES
Salaries and employee benefits . . . . .        1,987       1,649            5,764       4,806
Net occupancy expense premises . . . . .          767         756            2,269       2,222
Provision for losses on
   foreclosed real estate. . . . . . . .          100          60              100         484
Other net expense (gain) of
   foreclosed real estate. . . . . . . .         (22)         (22)              56          86
Federal deposit insurance
   premiums. . . . . . . . . . . . . . .          66        3,620              272       4,277
Other    . . . . . . . . . . . . . . . .       1,138        1,042            3,456       3,132
                                             --------     --------        --------     --------
                                               4,036        7,105           11,917      15,007
                                             --------     --------        --------     --------
Income (loss) before income
   taxes . . . . . . . . . . . . . . . .       1,773       (2,198)           4,848        (290)
Provision (benefit) for
   income taxes. . . . . . . . . . . . .         674         (835)           1,867         (99)
                                             --------     --------        --------     --------
Net income (loss). . . . . . . . . . . .    $  1,099      $(1,363)        $  2,981     $  (191)
                                             ========     ========        ========     ========
Earnings (loss) per share. . . . . . . .    $   0.22      $ (0.27)        $   0.60     $ (0.04)
                                             ========     ========        ========     ========
Dividend per common share. . . . . . . .    $   0.05      $   .04         $   0.15     $  0.12
                                             ========     ========        ========     ========


          The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

Page (5)
                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)



                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                             1997              1996
                                                                           --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . .          $  2,981          $   (191)
   Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
   Provision for loan losses . . . . . . . . . . . . . . . . . .               225               150
   Provision for losses on foreclosed real estate  . . . . . . .               100               484
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .               822               863
   Amortization of loan discounts, premiums and
      fees, net. . . . . . . . . . . . . . . . . . . . . . . . .              (569)             (913)
   Amortization of other discounts and premiums, net                            99               317
   Gain on sales of securities available-for-sale. . . . . . . .               (15)               --
   Gain on sales of foreclosed real estate . . . . . . . . . . .               (60)             (107)
   Gain on sales of loans. . . . . . . . . . . . . . . . . . . .              (901)             (917)
   Originations of loans held-for-sale . . . . . . . . . . . . .           (88,424)          (77,433)
   Proceeds from sales of loans held-for-sale. . . . . . . . . .            85,175            90,169
   Decrease in accrued income receivable . . . . . . . . . . . .               249               437
   (Increase) decrease in other assets . . . . . . . . . . . . .            (1,300)            3,787
   Increase (decrease) in other liabilities. . . . . . . . . . .              (201)            4,851
                                                                           --------         ---------
      Net cash provided by (used for) operating
         activities. . . . . . . . . . . . . . . . . . . . . .              (1,819)           21,497
                                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans receivable. . . . . . . . . . . . . .             (10,983)              (90)
   Principal payments received on mortgage-backed
      and related securities . . . . . . . . . . . . . . . . .              22,651            24,920
   Proceeds from maturities of investment securities                         7,072             8,000
   Proceeds from sales of
      Securities purchased under agreements to resell                           --            55,000
      Investment securities available-for-sale . . . . . . . .               2,015                --
      Foreclosed real estate . . . . . . . . . . . . . . . . .               1,598             3,878
      Property and equipment . . . . . . . . . . . . . . . . .                  --                 8
   Purchases of
      Investment securities held-to-maturity . . . . . . . . .                  --            (8,000)
      Investment securities available-for-sale . . . . . . . .              (2,284)           (2,000)
      Mortgage-backed and related securities
         available-for-sale. . . . . . . . . . . . . . . . . .             (10,723)               --
      Property and equipment . . . . . . . . . . . . . . . . .              (1,576)             (878)
      Additions to foreclosed real estate. . . . . . . . . . .                (142)             (207)
                                                                           --------          --------
   Net cash provided by investing activities . . . . . . . . . .             7,628            80,631
                                                                          ---------          --------




                                                                                            Continued




          The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

Page (6)

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in thousands)





                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                           1997             1996
                                                                         ---------         ---------
                                                                                          c>

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in money market
      deposit accounts, NOW accounts and
      savings deposits . . . . . . . . . . . . . . . . . . . . .            8,302         $   1,672
   Net decrease in time deposits . . . . . . . . . . . . . . . .          (44,117)          (61,803)
   Proceeds from Federal Home Loan Bank advances . . . . . . . .          175,200           240,500
   Payments on Federal Home Loan Bank advances . . . . . . . . .         (155,226)         (284,500)
   Net increase in securities sold under agreements
      to repurchase. . . . . . . . . . . . . . . . . . . . . . .           12,121             5,090
   Net increase in advance payments by borrowers . . . . . . . .              776               402
   Proceeds from issuance of common stock. . . . . . . . . . . .               98                73
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . .             (746)             (596)
                                                                         ---------         ---------
      Net cash used for financing
         activities. . . . . . . . . . . . . . . . . . . . . . . .         (3,592)          (99,162)
                                                                         ---------         ---------
Increase (decrease) in cash and cash equivalents . . . . . . . . .          2,217             2,966
Cash and cash equivalents at beginning of period . . . . . . . . .          7,335             8,519
                                                                         ---------         ---------
Cash and cash equivalents at end of period . . . . . . . . . . .         $  9,552         $  11,485
                                                                         =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid on deposits . . . . . . . . . . . . . . . . . . .       $ 40,711         $  25,289
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .          1,685             1,787
SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Real estate acquired in settlement of loans,
      net of allowances. . . . . . . . . . . . . . . . . . . . . .       $  1,812         $   1,004






          The Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

Page (7)

                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (dollars in thousands, except per share data)







                                                                             Unrealized
                                                                                 Gain
                                                                              (Loss) on
                                                                 Capital in   Available
                                                     Stock        Excess of    for Sale   Retained
                                             Shares     Amount    Par Value  Securities   Earnings       Total
                                           ---------   ---------  ---------   ---------  ---------      ------

Balance,  Dec. 31, 1996. . . . . . . .     4,970,307      $   50   $  9,336     $  (39)   $ 31,480    $ 40,827

Net (loss) for the nine months ended
   Sept. 30, 1997. . . . . . . . . . .                                                       2,981       2,981

Sale of shares of common stock to
   Employee Stock Purchase Plan. . . .         4,855                     57                                 57

Exercise of stock options
   for shares of common stock. . . . .           750                      5                                  5

Issuance of common stock under
   Dividend Reinvestment Plan. . . . .         2,883                     36                                 36

Change in unrealized
   gain (loss) on
   available-for-sale
   securities, net of tax. . . . . . .                                             160                     160

Cash dividends paid. . . . . . . . . .                                                       (746)       (746)
                                            --------    --------  ---------   ---------   --------     -------


Balance, Sept. 30, 1997. . . . . . . .     4,978,795      $   50   $  9,434     $   121   $ 33,715    $ 43,320
                                           =========    ========  =========   =========  =========    ========









            Notes to Unaudited Consolidated Financial Statements
                   are an integral part of this statement

Page (8)
                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






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

2. Net unamortized premiums on loans and mortgage-backed securities amounted to $1,090,000 at September 30, 1997.
      Deferred loan fees at September 30, 1997 amounted to $1,286,000.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $22,246,000, the Bank had outstanding commitments to purchase or originate $51,367,000 in loans and investment securities at September 30, 1997. The Company also had outstanding commitments to sell $14,761,000 in loans and securities at September 30, 1997.

5. Earnings per share have been computed based on the weighted average shares outstanding. The weighted average number of shares used in the computation of earnings per share was 4,976,413 and 4,965,936 at September 30, 1997 and 1996, respectively. The potential issuance of shares under the Company's stock option plan does not have a material dilutive effect on earnings per share.

Page (9)
                VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
                --------------------------------------------


ITEM II.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS

The Company's total assets at September 30, 1997 were $605 million which is a decrease of $.7 million or .1% from December 31, 1996. This decrease is attributed to the net effect of a $18.6 million decrease in the Bank's securities portfolios partially offset by a $13.7 million increase in loans receivable, a $2.2 million increase in cash, federal funds sold and interest-bearing deposits, and a $2.0 million increase in other assets and other real estate owned. The Bank's core capital ratio increased to 6.9% at September 30, 1997 from 6.6% at December 31, 1996.

The decrease of $18.6 million in the Bank's securities portfolios at September 30, 1997 as compared to December 31, 1996 was due to the normal repayment and maturity of securities. The Bank collected $22.7 million in principal on mortgage-backed and related securities and $7.1 million from maturities of fixed rate investment securities. These reductions were partially offset by the purchase of $10.7 million in mortgage-backed and related securities and $2.3 million of investment securities.

The Company's loan portfolio increased $13.7 million at September 30, 1997, as compared to December 31, 1996, primarily due to increases in the Bank's construction ($15.7 million), commercial ($9.3 million), consumer ($3.2 million) and land acquisition ($3.1 million) loan portfolios. The Bank's held-for-sale portfolio also increased $4.2 million. Offsetting these increases, the Bank's residential real estate and commercial real estate portfolios decreased $12.7 and $9.1 million, respectively, as compared to December 31, 1996 due to normal prepayments and loan amortization.


LIABILITIES

Total liabilities decreased by $3.1 million or .6% to $562 million during the first nine months of 1997. This increase is mainly due to a $35.8 million decrease in deposits partially offset by a $20.0 million increase in advances from the Federal Home Loan Bank, a $12.1 million increase in securities sold under agreements to repurchase, and a $.6 million net increase in advance payments by borrowers for taxes and insurance and other liabilities. The decrease in deposits is in keeping with management's emphasis of focusing on the local retail deposit base. Of the $35.8 million decrease in deposits since December 1996, $37.7 million occurred in brokered and other out-of-area deposits. These deposits were replaced mainly by the $20.0 million increase in Federal Home Loan Bank advances and the $12.1 million increase in securities sold under agreements to repurchase.

NON-PERFORMING ASSETS

Non-performing assets of the Bank consist of delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $6.9 million at September 30, 1997 and $6.2 million at December 31, 1996.

The delinquent loan component of non-performing assets was $4.6 million, $4.1 million, and $3.7 million, at September 30,

Page (10)

1997, December 31, 1996 and September 30, 1996, respectively.
The delinquent loans were substantially secured by single-family residential properties at September 30, 1997.

During the first nine months of 1997, there were no charges to the foreclosed real estate allowance. There were $1,829,000 of charges during the same period in 1996 of which $1,368,000 related to a single strip shopping center property sold in June 1996.

The allowance for possible loan losses is maintained for possible but as yet unidentified loan losses. Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank when the collectability of loans is impaired and the value of the security property has declined below the outstanding principal balance of the related loan, or the carrying value of foreclosed real estate has been impaired. The allowances for possible losses on loans receivable held-for-investment and foreclosed real estate totaled $4.5 million and $0.3 million, respectively at September 30, 1997. At September 30, 1997, the Bank's allowance for loan losses was $4.5 million or .97% of total loans receivable held for investment.

The following table sets forth the Bank's loan receivable and foreclosed real estate allowance activity for the periods indicated:


                                                            1997                    1996
                                                       ----------               -----------

LOANS RECEIVABLE ALLOWANCE
  Balance, January 1. . . . . . . . . . . . . . . .   $4,390,000                $3,968,000
  Provision for loan losses . . . . . . . . . . . .      225,000                   150,000
  Net (charges) recoveries
    to the allowance. . . . . . . . . . . . . . . .     (152,000)                  271,000
                                                        ---------                ----------

  Balance, September 30,  . . . . . . . . . . . . .   $4,463,000                $4,389,000
                                                        =========                ==========


FORECLOSED REAL ESTATE ALLOWANCE
  Balance, January 1. . . . . . . . . . . . . . . .   $  235,000                $1,599,000
  Provision for losses on foreclosed
    real estate . . . . . . . . . . . . . . . . . .      100,000                   484,000
  Net charges to the allowance. . . . . . . . . . .           --                (1,829,000)
                                                        ---------                ----------
  Balance, September 30,. . . . . . . . . . . . . .   $  335,000                $  254,000
                                                        =========                ==========


RESULTS OF OPERATIONS:        Three months ended September 30, 1997
                              and 1996

NET OPERATING RESULTS

For the three months ended September 30, 1997, the Company earned $1,099,000 or $.22 per share as compared to a loss of $1,363,000 or $(0.27) per share for the same period in 1996. Pretax earnings increased by $3,971,000 during the third quarter of 1997 as compared to the year earlier period. During the quarter ended September 30, 1996, the Bank paid a $3,310,000 one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF").

NET INTEREST INCOME

Net interest income during the quarter ended September 30, 1997 was $4.8 million as compared to $4.2 million during the same period of 1996. The net interest margin for the quarter

Page (11)

ended September 30, 1997 was 3.26% as compared to 2.89% during the third quarter of 1996.

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).


                                                          For the Quarter Ended September 30,
                                      ------------------------------------------------------------------------
                                                      1997                                    1996
                                     ---------------------------------        --------------------------------
                                     Average                    Yield/        Average                   Yield/
                                     Balance      Interest      Cost          Balance     Interest       Cost
                                    --------     ---------    --------       --------     --------    --------

Interest earning assets

Loans      . . . . . . . . . .     $ 471,057      $ 10,262       8.71%      $ 435,209      $ 9,370       8.61%
Mortgage-backed and
    related securities . . . .        95,357         1,634       6.86%        117,695        1,985       6.75%
Investment securities and
    other  earning assets. . .        26,561           404       6.04%         31,913          507       6.33%
                                    --------      --------      ------       --------     --------      ------
        Total earning assets         592,975        12,300       8.29%        584,817       11,862       8.11%

Non-earning assets . . . . . . .      20,086                                   16,376
                                    --------                                 --------
           Total assets. . . . .   $ 613,061                                $ 601,193
                                    ========                                 ========
Interest bearing liabilities
    Time deposits. . . . . . . .   $ 262,946         3,823       5.77%      $ 333,900        4,992       5.95%
    Interest bearing demand
        and other deposits . . .     101,701           912       3.52%         91,978          873       3.78%
    FHLB advances. . . . . . . .     163,649         2,556       6.20%        108,461        1,731       6.35%
    Other borrowings . . . . . .      16,545           238       5.70%          5,034           68       5.43%
                                    --------      --------      ------       --------     --------      ------
        Total interest bearing
           liabilities . . . . .     544,841         7,529       5.48%        539,373        7,664       5.66%
Non-interest bearing
    liabilities. . . . . . . . .      25,779                                   20,333
                                    --------                                 --------
Total liabilities. . . . . . . .     570,620                                  559,706
Equity     . . . . . . . . . . .      42,441                                   41,487
                                    --------                                 --------
Liabilities & equity . . . . . .   $ 613,061                                $ 601,193
                                    ========                                 ========
                                                  --------                                --------
Net interest income. . . . . .                    $  4,771                                $  4,198
                                                  ========                                ========
                                                                ------                                  ------
Interest rate spread . . . . .                                   2.81%                                   2.45%
                                                                ======                                  ======
Net yield on earning assets. . .                                 3.26%                                   2.89%
                                                                ======                                  ======


OTHER INCOME

Other income during the third quarter of 1997 increased by $329,000 or 43.3% compared with the third quarter of 1996 largely due to increases in retail banking fees of $203,000 and gain on sale of loans of $147,000. The increased retail banking fees resulted primarily from the fees associated with an increased number of checking accounts and the initiation of surcharge fees on foreign ATM transactions in the second quarter 1997. Gains on sales of loans increased to $386,000 for the third quarter of 1997 as compared to $239,000 for the same period of 1996 as a result of higher amount of the residential lending production being sold to outside investors. The table below compares the residential lending production during the quarter ended September 30, 1997 to the same period in 1996 (in thousands):

Page (12)

                                               For the Quarter Ended
                                                   September 30,
                                     -------------------------------------
                                                                 Increase
                                  1997             1996         (Decrease)
                                     -------------------------------------

Applications. . . . . . . . .   $ 38,832       $ 34,565          $  4,267
Closings. . . . . . . . . . .     29,234         29,839              (605)
Fundings. . . . . . . . . . .     29,434         32,242            (2,808)
Ending Pipeline . . . . . . .     25,179         33,217            (8,038)


OTHER EXPENSES

Other expenses, exclusive of the provision for losses on foreclosed real estate, decreased to $3,109,000 or 44.1% during the third quarter of 1997 as compared to the same period in 1996. During the third quarter 1996 the Bank paid a one-time special assessment of $3,310,000 to recapitalize the SAIF.

RESULTS OF OPERATION:           Nine months Ended September 30, 1997
                                and 1996

NET OPERATING RESULTS

For the nine months ended September 30, 1997, the Company earned $2,981,000 or $.60 per share as compared to a loss of $191,000 or $(0.04) per share for the same period in 1996. The increase in pretax earnings of $5,138,000 during the nine month period as compared to the same period in 1996 is attributable to a $1,898,000 increase in net interest income and the absence of the one-time special SAIF assessment.


NET INTEREST INCOME

Net interest income during the first nine months of 1997 increased by $1,898,000 to $14,225,000 as compared to $12,327,000 during the same period of 1996. The net interest margin for the nine months ended September 30, 1997 was 3.20% as compared to 2.71% for the same period in 1996.




                                                      For the Nine Months Ended September 30,
                                           -------------------------------------------------------------------
                                                       1997                                   1996
                                          ----------------------------         -------------------------------
                                          Average               Yield/        Average                   Yield/
                                          Balance   Interest    Cost          Balance     Interest       Cost
                                         --------  ---------  --------       --------     --------    --------

Interest earning assets
   Loans . . . . . . . . . . . . .      $ 463,992   $ 30,072     8.64%      $ 433,170      $28,024       8.63%
   Mortgage-backed and related
     securities. . . . . . . . . .         99,222      5,117     6.88%        126,219        6,359       6.72%
   Investment securities and other
     earning assets. . . . . . . .         27,381      1,277     6.24%         44,852        2,016       6.00%
                                         --------   --------    ------       --------     --------      ------
       Total earning assets. . . .        590,595     36,466     8.24%        604,241       36,399       8.03%

Non-earning assets . . . . . . . .         16,957                              16,705
                                         --------                            --------
       Total assets. . . . . . . .      $ 607,552                           $ 620,946
                                         ========                            ========
Interest bearing liabilities
   Time deposits . . . . . . . . .      $ 279,607     12,080     5.78%      $ 352,969       15,822       5.99%
   Interest bearing demand and
     other deposits. . . . . . . .        101,154      2,720     3.59%         90,198        2,544       3.77%
   FHLB advances . . . . . . . . .        149,696      6,925     6.19%        115,722        5,617       6.48%
   Other borrowings. . . . . . . .         12,248        516     5.64%          2,294           89       5.21%
                                         --------   --------    ------       --------     --------      ------
     Total interest bearing
       liabilities . . . . . . . .        542,705     22,241     5.48%        561,183       24,072       5.73%
Non-interest bearing liabilities .         23,498                              18,756
                                         --------                            --------
Total liabilities. . . . . . . . .        566,203                             579,939
Equity . . . . . . . . . . . . . .         41,349                              41,007
                                         --------                            --------
Liabilities & equity . . . . . . .      $ 607,552                           $ 620,946
                                         ========                            ========
                                                    --------                              --------
Net interest income. . . . . . . .                  $ 14,225                              $ 12,327
                                                    ========                              ========
                                                                ------                                  ------
Interest rate spread . . . . . . .                               2.76%                                   2.30%
                                                                ======                                  ======
Net yield on earning assets. . . .                               3.20%                                   2.71%
                                                                ======                                  ======


Page (13)

OTHER INCOME

Other income during the first nine months of 1997, increased by $225,000 compared with the same period of 1996 largely due to an increase in retail banking fees of $432,000 partially offset by small decreases in other income of $119,000, gain on sales of foreclosed real estate of $47,000 and mortgage loan servicing fees of $40,000. The $432,000 increase in retail banking fees was primarily due to the fees associated with an increased number of checking accounts and initiation of surcharge fees on foreign ATM transactions in second quarter of 1997. Gain on sales of loans decreased slightly to $901,000 for the nine months ended September 30, 1997 as
compared to $917,000 for the same period on 1996.   The table
below compares the residential lending production during the nine month period ended September 30, 1997 as compared to the same period in 1996 (in thousands):







                                  For the Nine Months
                                  Ended September 30,
                              --------------------------
                                1997              1996             Decrease
                             ---------         ---------          ----------

Applications. . . . . . . . . $118,658          $122,143            $(3,485)
Closings. . . . . . . . . . .   88,348            92,218             (3,870)
Fundings. . . . . . . . . . .   80,384           102,123            (21,739)
Ending Pipeline . . . . . . .   25,179            33,217             (8,038)



OTHER EXPENSE

Other expenses, exclusive of the provision for losses on foreclosed real estate, decreased by $2,706,000 or (18.6)% during the nine month period ended September 30, 1997 as compared to the same period in 1996. The decrease was primarily due to a decrease in federal deposit insurance premiums of $4,005,000 partially offset by an increase in salary, employee benefits and occupancy expenses of $1,005,000 and an increase in other expenses of $324,000. Federal deposit insurance premiums decreased due to the special SAIF assessment. The increase in salary, employee benefits, and net occupancy expense is mainly the net result of the cost incurred to operate and staff three additional retail banking offices opened in the second half of 1996 and the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the Federal Home Loan Bank System maintain daily average balances

Page (14)

of liquid assets equal to a certain percentage of net withdrawable deposits and current borrowings (payable in one year or less). OTS regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at September 30, 1997 was 6.22% and exceeded 5% at each measurement date during the first nine months of 1997.

REGULATORY CAPITAL STANDARDS

The OTS has established the regulatory capital requirements for savings institutions. The following table sets forth the capital position of the Bank in accordance with the requirements.


Capital                                    Amount as of
Measure                                 September 30, 1997        Requirement               Excess
-------------------------------------------------------------------------------------------------------

Tangible . . . . . . . . . . . . . . .  $42,505,000   6.9%     $9,208,000    1.5%     $33,297,000  5.4%
Core . . . . . . . . . . . . . . . . .   42,505,000   6.9%     18,416,000    3.0%      24,089,000  3.9%
Risk-based . . . . . . . . . . . . . .   46,447,000  12.7%     29,295,000    8.0%      17,152,000  4.7%


NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the requirements of SFAS 128, the primary earnings per share calculation will be replaced with a basic earnings per share calculation, which will exclude any dilutive effect of outstanding common stock options. Also, the calculation for fully diluted earnings per share will be replaced with "diluted" earnings per share, whose calculation will include the effect of dilutive outstanding common stock options. The impact of calculating basic earnings per share is not expected to result in an increase or decrease in the primary earnings
(loss) per share reported in each of the quarters ended March 31, 1996, June 30, 1996, September 1996, March 31, 1997, June
30, 1997 and September 1997. The impact of SFAS 128 on the calculation of diluted earnings per share is expected to result in a $0.01 per share decrease in the earnings per share reported for each of the six quarters noted in the immediately preceding sentence.

Page (15)

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

Page (16)


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                 VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION








Date:  November 13, 1997             \s\ John A. B. Davies, Jr.
-------------------------           ---------------------------------
                                        John A. B. Davies, Jr.
                                    President/Chief Executive Officer





Date:  November 13, 1997            \s\ Dennis R. Stewart
-------------------------           ---------------------------------
                                        Dennis R. Stewart
                                    Executive Vice President/
                                    Chief Financial Officer