Form 10-K
period 1997-12-31
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1998-03-27
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      -------------------------------------

                                    FORM 10-K
                                   (Mark One)

[root]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                     For fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

        Transition Period:                     To
                           -------------------     ---------------------

                         Commission File Number: 0-19398

                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

        Virginia                                         54-1534067
(State or other  jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

2101 Parks Avenue, Virginia Beach, Virginia                        23451
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (757) 428-9331
Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] ] NO [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate value of the Common Stock held by nonaffiliates of the registrant as of March 13, 1998, computed by reference to the closing price of such stock on the Nasdaq Stock Market on that date, was $74,467,076. Solely for purposes of this calculation, the term "affiliate" is deemed to include all executive officers and directors of the registrant. As of March 13, 1998 there were issued and outstanding 4,981,874 shares of the Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts II and IV)

2.      Portions of Proxy  Statement  for 1998 Annual  Meeting of  Stockholders.
        (Part III)

                                     PART I
Item  1.  Business


General.

        The Company. Virginia Beach Federal Financial Corporation (the Company) was incorporated under the laws of the Commonwealth of Virginia in February 1989, for the purpose of becoming a savings and loan holding company and owning all of the issued and outstanding Common Stock of First Coastal Bank (the Bank), which was chartered as Virginia Beach Federal Savings Bank at that time. On June 28, 1991, the Company acquired all of the outstanding Common Stock of the Bank pursuant to the Amended and Restated Agreement and Plan of Reorganization of the Bank in connection with the reorganization of the Bank into a savings and loan holding company structure (the Reorganization). The Reorganization had originally been approved by the stockholders of the Bank in 1989. Because the Reorganization was not consummated within one year from the date of such approval, however, the Reorganization was reauthorized at the April 24, 1991, annual meeting of the Bank's stockholders.

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

        The Bank. First Coastal Bank was originally chartered in 1935 as a federal mutual savings and loan association. Since that time, it has been a member of the Federal Home Loan Bank (FHLB) System, and its deposits have been federally insured up to applicable limits. On August 29, 1980, the Bank converted from mutual to stock form. In November 1996, the Bank changed its name from Virginia Beach Federal Savings Bank to First Coastal Bank. The principal executive offices of the Bank are located at 2101 Parks Avenue, Virginia Beach, Virginia 23451 and its telephone number at that address is (757) 428-9331.

        The Bank's primary businesses are those of lending to real estate developers and owners, small businesses and consumers, and accepting deposits from small businesses and the general public through its network of 14 branch locations. The Bank conducts its business in the Hampton Roads area of southeastern Virginia and its markets comprise the communities of Virginia Beach, Chesapeake, Norfolk, Hampton, Newport News, York County and Williamsburg.

Lending Activities

        General. The Bank originates loans directly and through its mortgage banking subsidiary, First Coastal Mortgage Corp (First Coastal Mortgage), which was known as Beach Fed Mortgage Corp until November 1996.

        The types and amounts of loans which may be made by First Coastal Bank are prescribed by federal law. The Bank is authorized to make loans secured by first liens on residential property and by junior liens on residential real estate. Subject to certain limits, the Bank also engages in secured and unsecured consumer, commercial, corporate and business lending activities.

        Loans Receivable Held for Investment. Set forth below is information concerning loans receivable held for investment at the specified periods. This information does not include mortgage-backed securities. Other than as disclosed below, there were no concentrations of loans at December 31, 1997, which exceeded 10% of total loans.


                                                               At December 31,
                            --------------------------------------------------------------------------------------
                                 1997             1996              1995            1994              1993
                            --------------------------------------------------------------------------------------
                            Amount  Percent  Amount  Percent   Amount  Percent  Amount  Percent  Amount  Percent
                            ======================================================================================
Type of Loan                                               (Dollars in Thousands)
Conventional real
 estate loans
   Loans on existing
    property (1)           $373,884  82.27% $398,219  89.48% $395,917  91.32% $413,920   97.52% $370,637  95.73%
   Interim construction
    loans                    41,045   9.03    25,374   5.70    26,824   6.18     8,795    2.07    10,408   2.68
Commercial                   24,789   5.45    10,731   2.41     4,343   1.00     1,059    0.25     1,826   0.47
Consumer loans
   Deposit account
    loans                       847   0.19       725   0.16     1,030   0.24       878    0.21     1,484   0.38
   Home improvement and
     consumer loans          14,489   3.19    12,698   2.85     8,864   2.04     4,966    1.17     7,790   2.02
   Equity line of credit      5,102   1.12     3,232   0.73     2,572   0.59     1,726    0.41     1,424   0.37
Less
   Discounts and other        1,382   0.30     1,534   0.34     2,020   0.47     2,581    0.61     2,225   0.57
   Loan loss reserve          4,297   0.95     4,390   0.99     3,968   0.90     4,328    1.02     4,173   1.08
                           ------------------------------------------------------------------------------------
     Total                 $454,477 100.00  $445,055 100.00% $433,562 100.00% $424,435  100.00% $387,171 100.00%
                           ====================================================================================
Type of Security
Residential real estate
   1-to-4 family           $315,477  69.41% $322,032  72.36% $332,358  76.66% $336,802   79.35% $297,833  76.92%
   Other dwelling units      17,491   3.85    19,940   4.48     5,797   1.33    13,116    3.09    10,010   2.59
Commercial or industrial
   real estate               87,063  19.16    84,783  19.05    87,158  20.10    74,523   17.56    74,626  19.28
Commercial                   24,789   5.45    10,731   2.41     4,343   1.00     1,059    0.25     1,826   0.47
Deposits                        847   0.19       725   0.16     1,030   0.24       878    0.21     1,484   0.38
Other                        14,489   3.19    12,768   2.87     8,864   2.04     4,966    1.17     7,790   2.01
Less
   Discounts and other        1,382   0.30     1,534   0.34     2,020   0.47     2,581    0.61     2,225   0.57
   Loan loss reserve          4,297   0.95     4,390   0.99     3,968   0.90     4,328    1.02     4,173   1.08
                           ------------------------------------------------------------------------------------
     Total                 $454,477 100.00  $445,055 100.00% $433,562 100.00% $424,435  100.00% $387,171 100.00%
                           ====================================================================================

(1) Includes construction loans converted to permanent loans.

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

        Commercial Real Estate, Construction, Acquisition and Development Loans. The Bank's permanent loans secured by commercial real estate have customarily been 15-year to 20-year amortizing loans with principal and interest due monthly. These loans typically provide for an interest rate reset or call after five, seven or ten years at the option of the Bank. Currently, the Bank is offering adjustable rate commercial real estate loans with interest rates that typically adjust every one, three or five years based on the one-year, three-year or five-year United States Treasury rate. The initial interest rate is a market rate. The Bank's policies permit loans to be made for up to 75% of the appraised value of the commercial real estate securing the loans. The Bank's commercial real estate loans are secured primarily by office buildings, strip shopping centers, motels, warehouses and apartment buildings. As of December 31, 1997, the Bank's commercial real estate loans ranged in size up to $2.3 million.

        The Bank makes construction loans for residential properties to individuals and builders. Loans to individuals are made for six to nine months at a fixed interest rate of up to two percentage points above the Bank's prime rate at the time of the loan. Loans to builders are made up to two percentage points above the Bank's prime rate, adjusted monthly. Residential construction loans are made at up to 80% loan-to-value ratios. Construction loans on commercial real estate are made generally for a term of one year at rates between the Bank's prime rate and up to two percentage points above the Bank's prime rate, adjusted monthly. Such loans are made with loan-to-value ratios of up to 75%.

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

        Commercial real estate and commercial land acquisition and construction lending are generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the potentially adverse effects of general economic conditions on real estate developers and managers. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's sell-out value upon completion of the project, the estimated cost of the project and the time to complete and/or sell the project. If the estimated cost of construction or development proves to be inaccurate, the Bank may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project the value of which may appear to be insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

        Commercial Loans. The Bank makes fixed and variable rate commercial loans to individuals, corporations and small businesses. Fixed rate loans bear interest rates generally between 175 and 350 basis points above the like term United States Treasury securities and have maturities of up to 10 years. Variable rate loans are originated at market rates with adjustments based on the Bank's prime rate plus 100 to 250 basis points. These loans are generally secured by business property such as fixed assets, accounts receivable and inventory.

        Consumer Loans. The Bank makes available a variety of direct consumer loans. The Bank originates property improvement loans through contacts with contractors and through its branches. It also makes loans secured by deposits. The Bank also offers home equity lines of credit, automobile loans, boat loans and unsecured personal loans. Such loans are made at market rates and terms.

        Loan Maturity and Repricing Information. The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing or repricing in the Bank's loan and mortgage-backed securities portfolios based on their maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, overdrafts and delinquent loans maturing prior to December 31, 1998, are reported as due in one year or less. At December 31, 1997, scheduled payments of principal, and expected prepayments of principal which are based on consensus expected prepayment speeds obtained from dealers or other sources which management believes to be reliable, are shown in the period during which such principal reduction is expected to occur.


                                    Due 1/1/98    Due 1/1/99 -     Due After
                                    - 12/31/98     12/31/2002      12/31/2002
                                    =========================================
                                                 (In Thousands)
Held or Available-for-sale
    Real estate mortgage loans ...   $    304       $    180       $  7,986
    Mortgage-backed securities ...     43,359         25,849         15,026
                                     --------------------------------------
                                       43,663         26,029         23,012
                                     --------------------------------------

Held-for-investment
    Real estate mortgage loans ...    186,966        125,333         53,895
    Real estate construction loans     48,630             --             --
    Mortgage-backed securities ...      3,019          9,352         11,771
    Commercial ...................     13,618         10,787            384
    Consumer loans ...............      8,073          8,354          4,011
                                     --------------------------------------

                                      260,306        153,826         70,061
                                     --------------------------------------

Total ............................   $303,969       $179,855       $ 93,073
                                     ======================================

        The table below sets forth the dollar amount of all loans and mortgage-backed securities at December 31, 1997, that mature or reprice after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                  Predetermined      Floating or
                                      Rates         Adjustable Rate
                                  ==================================
                                            (In Thousands)
Held or Available-for-sale
    Real estate mortgage loans       $  7,986           $    180
    Mortgage-backed securities         40,875                 --
                                     ---------------------------
                                       48,861                180
                                     ---------------------------
Held-for-investment
    Real estate mortgage loans        126,263             52,965
    Mortgage-backed securities         21,123                 --
    Commercial ...............         11,171                 --
    Consumer loans ...........         12,365                 --
                                     ---------------------------
                                      170,922             52,965
                                     ---------------------------

   Total .....................       $219,783           $ 53,145
                                     ===========================

        Loan Commitments. The Bank issues commitments to originate loans to prospective borrowers. At December 31, 1997, the Bank had committed to originate $40,314,000 in loans, not including loans in process, the majority of which are secured by property located in its local market area. Making relatively long-term commitments involves the risk that the interest rate to be received will be below the market rate at the time the loan is originated.

        The Bank's loan commitments also include $15,081,000 in 1-4 family residential loans that are intended to be sold into the secondary market. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. In the event that interest rates rise between the time of a loan commitment and closing and the sale of the loan, the Bank may be unable to sell the loans without incurring a loss. The Bank attempts to protect itself from adverse changes in interest rates through a variety of means including the purchase of best efforts forward delivery commitments, whereby the Bank commits to sell a loan at the time the borrower commits to an interest rate with the intent that interest rate risk on the loan has been assumed by the buyer.

        The Bank also purchases mandatory forward delivery commitments and sells mortgage-backed securities in order to attempt to insulate itself from adverse interest rate movements. These agreements are fundamentally different from optional forward delivery commitments due to the fact that the Bank will incur a loss on the settlement of these agreements if interest rates have fallen and the Bank fails to deliver the loan or mortgage-backed security committed. See Note 17 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference.

        Collection Procedures and Loan Quality. Collection procedures on delinquent loans serviced by the Bank provide that when a loan payment is 30 days overdue, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances after considering the ability of the borrower to repay, the nature of the property and the proposed interest rate, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. If the loan continues in a delinquent status for 90 days, the Bank generally will initiate foreclosure proceedings. Any property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is listed for sale to attempt to recover all or part of the Bank's investment and is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded on the books of the Bank at the lower of the unpaid principal balance of the related loan or its fair value less its estimated costs of sale. Any further write-down of the property is charged to the allowance for losses on foreclosed real estate. With respect to loans subserviced for the Bank, the subservicer has been instructed to follow the same procedures as the Bank and is contacted by the Bank when any loan is 60 days delinquent in order to determine the status of action being taken.

        Impaired Loans and Non-performing Assets. The Company has adopted Statement of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Management periodically reviews its entire loan portfolio, particularly each of its classified assets, which includes all non-performing and loans contractually delinquent 90 days or more, to determine whether such loans are impaired in accordance with FAS 114. Each of the Company's impaired loans has been measured based on the value of the loan's collateral. An allowance for possible loan losses has been established for any shortfall between the Company's investment in impaired loans and the impaired loans' collateral values.

        The following table sets forth information with respect to the Bank's non-performing assets at the periods indicated.

                                                                               At December 31,
                                                              ----------------------------------------------
                                                               1997      1996      1995      1994      1993
                                                              ==============================================
                                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis (1):
   Commercial real estate .................................   $   90    $   95    $   99    $2,076    $3,817
   Consumer ...............................................       --        --       125       250        --
                                                              ----------------------------------------------

                                                                  90        95       224     2,326     3,817
                                                              ----------------------------------------------
Loans which are contractually past due 90 days or more (2):
   Real Estate:
    Residential ...........................................    4,397     4,009     3,553     3,507     4,460
    Commercial ............................................    1,693        --        --       194       267
   Land ...................................................       20        --        --        --        --
   Consumer ...............................................       47        22        18        77        --
                                                              ----------------------------------------------

                                                               6,157     4,031     3,571     3,778     4,727
                                                              ----------------------------------------------
   Total of non-accrual and
    90-days past due loans ................................   $6,247    $4,126    $3,795    $6,104    $8,544
                                                              ==============================================
Non-accrual and 90-days past
  due loans as a percentage
  of total loans receivable, net ..........................     1.37%     0.93%     0.88%     1.44%     2.21%
                                                              ==============================================

Other non-performing assets (3) ...........................   $2,382    $2,047    $5,767    $6,828    $9,798
                                                              ==============================================



-------------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or the allowance for delinquent interest, depending on an assessment of the collectibility of the loan.

(2) The Bank fully reserves against the interest on all accruing loans 90 days past due.

(3) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is initially carried at the lower of its estimated fair value less cost of disposition or the carrying value of the related loan at the time of foreclosure.


        See Note 5 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference for information regarding interest income on non-accrual loans.

        As of December 31, 1997, there are no loans not included in the table above, other than as disclosed elsewhere herein, where known information about possible credit problems of the borrower caused management to have doubts as to the ability of the borrower to comply with the present loan repayment terms. See " -- Impaired Loans" and -- "Regulatory Loan Classification."

        Impaired Loans. At December 31, 1997 and 1996, nonperforming loans included $1,783,000 and $113,000, respectively, of loans which were considered impaired. The allowance for possible loan losses as of December 31, 1997 and 1996 included $305,000 and $70,000, respectively, related to loans considered to be impaired.

        Other non-performing assets comprise properties acquired by the Bank through foreclosure or repossession (collectively REO). An analysis of the activity in REO for the periods shown is set forth below.

                        Year Ended December 31,
                      ------------------------------
                       1997       1996       1995
                      ==============================
                             (In Thousands)

Beginning balance .   $ 2,047    $ 5,767    $ 6,828
Foreclosures ......     2,244      1,316      3,649
Other additions (1)       136         62      1,325
Provision .........      (100)      (484)      (200)
Dispositions, net .    (1,945)    (4,614)    (5,835)
                      ------------------------------

Ending balance ....   $ 2,382    $ 2,047    $ 5,767
                      ==============================


---------------------
(1) Consists of improvements and advances in an effort to make the projects more saleable.


        Real Estate Owned (REO). At December 31, 1997 the REO properties comprised Condominium Campsites, described below, with a carrying value of $1,487,000 and eleven additional residential properties with an aggregate carrying value of $895,000 and no individual value greater than $150,000.

        Condominium Campsites, Virginia Beach, Virginia. In 1989, the Bank originated a loan for the purchase of a 254 campsite campground located on over 62 acres of land in the Sandbridge section of Virginia Beach, Virginia. The campsites were then divided into condominium units by the borrower and marketed on an individual basis. Prior to the foreclosure by the Bank in 1991, 53 of 254 campsites had been sold. During the third quarter of 1993, the Bank entered into an agreement with a company which specializes in the development and management of recreational vehicle parks to develop and market the Bank's interest in this property. Development of the property was completed during 1996 and major improvements to the amenities were completed during 1997. A total of 101 lots have been sold. The Bank anticipates continued marketing of the sites for several years. No assurance can be given, however, that the property can be sold for an amount equal to or greater than the carrying value.

        Regulatory Loan Classification. Federal regulations require savings associations to review and classify their assets on a regular basis. In addition, in connection with examinations of savings associations, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset classification categories (i.e., substandard, doubtful and loss). The regulations also provide for a special mention category, described as assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Loans classified as substandard or doubtful require the savings association to establish a specific valuation allowance or a general valuation allowance for loan losses. If an asset or portion thereof is classified loss, the savings association must either establish a specific valuation allowance in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General valuation allowances established to cover possible losses related to loans classified substandard or doubtful may be included in determining a savings association's risk-based capital, subject to certain limitations, while specific valuation allowances do not qualify as risk-based capital. Examiners may disagree with the savings association's classifications and amounts reserved. At December 31, 1997, the Bank had $1,844,000 in assets classified as special mention, $10,052,000 classified as substandard, $63,000 classified as doubtful and $331,000 classified as loss. Substandard assets include non-accrual and impaired loans, foreclosed real estate, and certain performing loans which management has classified as substandard.

        Allowances for Possible Losses on Loans and Real Estate Owned. Management of the Bank assesses the adequacy of the allowances for possible losses on loans and foreclosed real estate on a quarterly basis, and additions to the allowances for losses on loans and foreclosed real estate are made when deemed necessary. The Bank's Board of Directors reviews the reserves for loan and foreclosed real estate losses quarterly. An allowance for loan losses is provided when collectibility of specific real estate loans is in doubt and the value of the security property has declined below the outstanding principal of the related loan. The Bank also provides allowances for accrued interest on delinquent loans and for estimated losses against the carrying value of foreclosed real estate when management determines that collectibility of the interest is in doubt or a decline in the fair value of the foreclosed real estate has occurred. Additions to the allowances for losses on loans and foreclosed real estate are charged to earnings through a provision for loan losses or a provision for losses on foreclosed real estate. The allowances are reduced when a loss actually is incurred or such allowance is charged-off in accordance with the accounting principles set forth in FAS 114. See "Impaired Loans and Non-performing Assets" herein. In certain instances, reserves may also be reduced when the assumptions under which the reserves were established indicate that all or a portion of the reserve is no longer necessary.

        During the fiscal year ended December 31, 1997, the Bank added $225,000 and $100,000, respectively, to its allowances for possible loan and foreclosed real estate losses. As of December 31, 1997, the Bank had a total of $4,632,000 in allowances for possible loan and foreclosed real estate losses. Approximately $635,000 of the loss reserves are general unallocated loan loss reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 6 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference.

        The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                        Year Ended December 31,
                                        --------------------------------------------------------
                                         1997        1996       1995        1994        1993
                                        ========================================================
                                                        (Dollars in Thousands)

Balance at beginning of year ........   $ 4,390     $ 3,968    $ 4,328     $ 4,173     $ 4,651

Net loans (charged-off) recovered:
  Real estate-mortgage ..............      (226)        272       (535)       (120)     (1,188)
  Real estate- construction .........        --          --         --          --         110
  Consumer ..........................       (92)         --         --          --          --
                                        ------------------------------------------------------

Net (charge-offs) recoveries ........      (318)        272       (535)       (120)     (1,078)
Provision for loan losses ...........       225         150        175         275         600
                                        ------------------------------------------------------

Balance at end of year ..............   $ 4,297     $ 4,390    $ 3,968     $ 4,328     $ 4,173
                                        =======================================================
Rates of net (charge-offs) recoveries
  during the year to average loans
  outstanding during the year .......     (0.07%)      0.06%     (0.12%)     (0.03%)     (0.26%)
                                        =======================================================

         Beginning in 1997, the Bank's evaluation methodologies were performed on a loan category basis. Within each loan type, allowances for possible loan losses are developed on a pooled basis for the lowest risk loans based on historical and expected loss experience for those pools. In addition, reserves for all classified and non-performing loans are developed on a case-by-case basis, or on a pooled basis for loans with common characteristics and balances less than $400,000 individually, with allowances generally in the 0% to 5% range for special mention assets, 5% to 25% for substandard assets, 40% to 60% for doubtful assets, and 100% for loss assets. These percentages are increased or decreased based on management's review of the borrower's overall financial condition, type of collateral, loan payment history, economic conditions and trends, guarantors, historical loss experience on similar loans and any other relevant information.

        Prior to 1997, management's evaluation methodologies did not include the allocation of general reserves to specific loan categories. Accordingly, the amounts assigned to loan categories in the table below for periods prior to 1997 represent only specific allowances applicable to doubtful or loss assets which were determined on a case-by-case basis.

        The unallocated portion of the allowance for loan losses is management's estimation of the losses in excess of those estimated by using the methodology described above, that may be realized over the life of the loans included in its portfolio at December 31, 1997. Management is unable to estimate the timing or the amount of related future charge-offs.

        The following table sets forth the breakdown for the allowance for possible loan losses by loan category at the periods indicated.

                                                              At December 31,
                   --------------------------------------------------------------------------------------------------------------
                           1997                1996                 1995                 1994                   1993
                   ==============================================================================================================
                               Percent              Percent             Percent               Percent               Percent
                              of loans              of loans            of loans              of loans               of loans
                               in each              in each             in each               in each               in each
                              category              ategory             category              category               category
                              to total              to total            to total              to total               to total
                      Amount    loans      Amount    loans    Amount     loans      Amount     loans      Amount      loans
                   ==============================================================================================================
                                               (Dollars in Thousands)

Unallocated.......  $    635    (.14%)   $   4,390  (0.98%)   $ 3,865   (0.92%)     $ 3,652   (0.86)%     $ 3,923    (1.01)%
Real estate
   mortgage:
  Residential.....     1,108     61.98          --    70.42        --     74.04          --     80.90          --      76.24
  Commercial......     1,570     14.64          --    18.42        --     16.69         426     16.39         250      19.23
Real estate-
   Construction...       388     10.58          --     6.03        --      6.32          --      2.01          --       2.68
   Land...........       119      3.24          --       --        --        --          --        --          --         --
Commercial........       371      5.23          --     2.40        --      0.99         ---      0.25         ---       0.47
Consumer..........       106      4.47          --     3.71       103      2.86         250      1.31         ---       2.39
                   -----------------------------------------------------------------------------------------------------------
Total Allowances
   for Loan
   Losses.........  $  4,297    100.00%  $   4,390   100.00%  $ 3,968    100.00%    $ 4,328    100.00%    $ 4,173     100.00%
                   ===========================================================================================================


        Investment Activities. Federal savings banks have the authority to invest in certain types of securities and other investments subject to various restrictions largely related to limitations on the type of investments as a percentage of total assets. The Bank's investment activities are within such restrictions.

        The Bank's investment securities, excluding mortgage-backed and related securities, are described in Note 3 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference. Debt securities of certain federal agencies, securities issued by the United States Treasury and federal funds sold amounting to $8,050,000 at December 31, 1997 are retained to satisfy the Bank's liquidity requirements. For more information regarding liquidity requirements see "Management's Discussion and Analysis of Financial Condition and Results of Operations." See "Regulation" for further information regarding the Bank's regulatory capital requirements.

        The carrying value of the Bank's investment securities portfolio at December 31, 1997, by maturity is as follows:

                                                                      Weighted
                                         Amortized    Estimated        Average
Remaining Maturity                         Cost       Fair Value        Rate
===============================================================================
                                                 (Dollars in Thousands)
Within one year
        U. S. Treasuries ...........      $ 2,000      $ 2,000          5.13%
        Federal Agencies ...........        5,018        4,796          4.05
                                          ----------------------------------
                                            7,018        6,796          4.35
                                          ----------------------------------
After one year but within 5 years
        U. S. Treasuries ...........        2,987        2,990          5.29
        Federal Agencies ...........        2,000        2,003          6.99
                                           ----------------------------------
                                            4,987        4,993          5.97
                                           ----------------------------------
No stated maturity
        Federal Home Loan Bank stock        7,404        7,404          7.25
                                          ----------------------------------

                                          $19,409      $19,193          5.87%
                                          ==================================

        The Bank also invests in mortgage-backed and related securities, subject to regulations affecting such activities. Federal associations such as the Bank have no limitations on the purchase of mortgage-backed and related securities if such securities are issued by GNMA, FNMA or FHLMC or qualify under section 3(a)(41) of the Securities Exchange Act of 1934, as amended, commonly referred to as Secondary Mortgage Market Enhancement Act or "SMMEA" securities. See Note 4 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference for further information regarding mortgage-backed and related securities.

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

        At  December  31,  1997,  1996 and  1995,  the  Bank  had  $110,939,000,
$106,621,000 and $137,743,000, respectively, in mortgage-backed and related securities, at amortized cost.

         High Risk Securities. The Company periodically measures its securities individually to determine if they are "high risk" in accordance with OTS regulations. At December 31, 1997 the Company had two mortgage-backed securities in the amount of $3,974,000 which was deemed high risk in accordance with these regulations.

Source of Funds

         Deposits. The primary source of funds for the Bank's lending and other investment activities has been deposits solicited from the general public. The Bank solicits retail deposits in its local market area and offers remaining customers outside its local market, with maturing deposits, renewal rates no higher than those offered to customers in the Bank's local markets. Currently, the Bank uses alternate sources, such as advances from the FHLB of Atlanta and brokered deposits, for its long term funds if retail deposit rates are judged by management to be unattractive.

Deposit activity is set forth as follows:

                             Retail Deposits               Brokered
                              Local Area       Other       Deposits      Total
                               =================================================
                                            (Dollars in Thousands)
Year Ended December 31, 1997
Beginning balance ..........   $ 297,583     $  39,533    $  86,273    $ 423,389
Deposits purchased .........        --            --         20,000       20,000
Net cash inflow (outflow) ..      13,386        (9,886)     (53,365)     (49,865)
Interest credited ..........      10,439         3,480         --         13,919
                               -------------------------------------------------

         Total .............   $ 321,408     $  33,127    $  52,908    $ 407,443
                               =================================================

Year Ended December 31, 1996
Beginning balance ..........   $ 289,162     $  44,587    $ 159,222    $ 492,971
Deposits purchased .........          --            --           80           80
Net cash inflow (outflow) ..         494        (7,617)     (73,029)     (80,152)
Interest credited ..........       7,927         2,563           --       10,490
                               -------------------------------------------------

         Total .............   $ 297,583     $  39,533    $  86,273    $ 423,389
                               =================================================

Year Ended December 31, 1995
Beginning balance ..........   $ 268,488     $  59,541    $ 177,041    $ 505,070
Deposits purchased .........          --            --       71,350       71,350
Net cash inflow (outflow) ..      10,807       (18,336)     (89,169)     (96,698)
Interest credited ..........       9,867         3,382           --       13,249
                               -------------------------------------------------

         Total .............   $ 289,162     $  44,587    $ 159,222    $ 492,971
                               =================================================




A summary of time deposits $100,000 or greater by maturity follows (in thousands):

            Remaining Maturity                       Balance
         ===================================================

         Within three months ......                  $ 6,500
         Three months to six months                    6,147
         Six months to one year ...                    9,432
         One year to two years ....                    4,535
         Two to three years .......                    1,537
         Over three years .........                    1,738
                                                     -------

         Total ....................                  $29,889
                                                     =======

         Borrowings. As a member of the FHLB System, the Bank may obtain additional funds through loans, which are called advances, from the FHLB of Atlanta. Advances are secured by a blanket floating lien on qualifying 1-4 family first mortgage loans and certain mortgage-backed and related securities. At December 31, 1997, fixed-rate advances totaled $96,084,000 with a weighted average maturity of 15 months, and had a weighted average cost of 6.07%. Variable rate advances totaled $47,000,000 and had a weighted average maturity of 9 months and a weighted average cost of 5.74%. The interest rates on the variable rate advances are based on either 1-month LIBOR, 3-month LIBOR or the Federal funds rate and adjust daily, monthly or quarterly.

         The Bank periodically uses repurchase agreements to assist in meeting short-term cash-flow needs. Repurchase agreements involve a borrowing pursuant to which the lender agrees to return to the Bank the same securities given as collateral. The Bank enters into repurchase agreements for a limited term, usually 30, 60 or 90 days, or due on demand. The repurchase agreements are repaid by the Bank when excess cash is available. At December 31, 1997, the Bank had $17,033,000 repurchase agreements outstanding, all of which matured within 90 days. See Note 11 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference.

         Repurchase agreements have certain risks. An increase in market interest rates could decrease the market value of the securities used by the Bank as collateral in these transactions, and thus the amount of funds that the Bank could obtain through such transactions would decrease if additional collateral is not available. In addition, if the Bank sells securities pursuant to a repurchase agreement to an entity which subsequently becomes insolvent, the Bank may experience difficulty obtaining the return of such securities. The borrowing represented by a repurchase agreement is generally over-collateralized, i.e., the market value of the securities involved exceeds the price at which the Bank agrees to sell and repurchase the securities. Thus, if the Bank has difficulty obtaining the return of the securities, it could lose the amount of such difference. In order to seek to reduce such risks, the Bank transacts all of its repurchase agreement borrowings with primary dealers or regional banks, the financial conditions of which it reviews periodically.

Subsidiary Activities

         First Coastal Bank is permitted to invest an amount equal to 2% of its assets in service corporations. An additional investment of 1% of assets may be made where such investment is primarily for community, inner-city or community development purposes. In addition, the Bank can designate a subsidiary as an operating subsidiary if it engages only in activities that would be permissible for the Bank to engage in. The Bank has four first tier subsidiaries, First Coastal Mortgage, VBF Financial Services Corp. (VBFFSC), Princess Anne Service Corporation (PASC), and Eighth Princess Anne Properties, Inc.
(8thPA).

         First Coastal Mortgage is a wholly owned operating subsidiary of the Bank, and was formed in 1987 for the purpose of engaging in mortgage banking activities. First Coastal Mortgage solicits loan applicants for a variety of conventional and government insured mortgage loans secured by residential real estate. During 1992 through 1994, First Coastal had expended its operations to include loan production offices through central and northern Virginia and into Maryland. Late in 1995 the Company sold five of its loan production branches and presently has three branches operating in the Hampton Roads market contiguous to the Company's retail banking operations.

         Princess Anne Service  Corporation and its  subsidiaries  (collectively
PASC) are service corporations and were formed throughout the 1980s to invest in a variety of real estate development projects, and to hold title to or operate certain real estate properties of the Bank which had been acquired through foreclosure. PASC is a "non-includable subsidiary" for purpose of compliance with the Bank's regulatory capital requirements. See "Regulation -- Regulatory Capital Requirements." At December 31, 1997, the Bank had $34,100 of investment in and advances to PASC.

         The Bank is presently winding down the activities of PASC. At December 31, 1997, PASC's assets consist of a partnership investment holding one parcel of undeveloped commercial real estate. At the present time, the Bank does not intend to make additional investments in PASC and expects that its present investment will be recovered over the next several years.

         Eighth Princess Anne Properties, Inc. (8thPA) was acquired from PASC during 1994 in order to hold a certain piece of foreclosed real estate located in Virginia Beach, VA. The foreclosed real estate held by 8thPA was sold during 1995. At December 31, 1997, the Bank had $11,600 of net advances due from 8thPA.

         VBF Financial Services Corp. is a wholly owned operating subsidiary of the Bank and was formed in April 1992 to sell fixed-rate annuities, a range of mutual funds and tax-advantaged investments on an agency basis for a commission. At December 31, 1997, the Bank had $195,000 of investment in and advances to VBF Financial Services Corp.

Competition

         First Coastal Bank faces strong competition in the attraction of deposits, its primary source of lendable funds, and in the origination of real estate loans. The Bank competes for deposits by offering a wide variety of accounts, competitive rates and numerous customer services, and competes for loans principally through the interest rates and loan fees it charges and the availability of funds to make loan commitments. The Bank's most direct competition for savings deposits has historically come from commercial banks, other thrift institutions and credit unions in the Hampton Roads area. The Bank's competition for real estate loans comes principally from commercial banks, other thrift institutions, mortgage banking companies, life insurance companies and other institutional lenders.

Personnel

         As of December 31, 1997, the Company had 211 full-time employees and 15 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes relationships with its employees are satisfactory.

Regulation

         General. As a federally chartered,  Savings Association  Insurance Fund
(SAIF) insured savings association, the Bank is subject to extensive regulation by the Office of Thrift Supervision (the OTS) and the Federal Deposit Insurance Corporation (the FDIC). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors of the Bank. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the U. S. Congress could have a material adverse impact on the Company, the Bank and their operations. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and the Securities and Exchange Commission (SEC).

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1997, amounted to approximately $333,000.

         Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund
(BIF), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums. Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately .657% of deposits held on March 31, 1995. The Savings Bank recorded a $3,311,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank decreased by approximately 70% from rates in effect prior to September 30, 1996.

         Examination Fees. In addition to federal deposit insurance premiums, savings institutions, like the Bank, are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the year ended December 31, 1997 totalled approximately $135,000.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded all three of its minimum capital requirements at December 1997.

         Savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The interest rate risk component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 15 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference for more information about the Bank's regulatory capital at December 31, 1997.

        Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 institution) and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. As of December 31, 1997, the Bank was a Tier 1 institution. However, there can be no assurance that the OTS will not prohibit any capital distribution by the Bank to the Company.

        In January 1998, the OTS proposed amendments to its current regulations with respect to capital distributions by savings associations. Under the proposed regulation, savings associations that would remain at least adequately capitalized following the capital distribution and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the proposed regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of the capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the proposed regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. Savings associations that are subsidiaries of holding companies, like the Bank, will continue to be required to file a notice with OTS prior to making the capital distribution. The OTS proposed limitations on capital distributions are similar to the limitations imposed upon national banks. The Bank is unable to predict whether or when the proposed regulation will become effective.

        Qualified  Thrift  Lender  Test.  The Home  Owners' Loan Act, as amended
(HOLA), requires savings institutions to meet a qualified thrift lender (QTL) test. The required percentage of qualified thrift investments (QTIs) is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis. As of December 31, 1997, the Bank was in compliance with its QTL requirement with 77.0% of its assets invested in QTIs.

        Loans-to-One Borrower. Under the HOLA, savings institutions are subject to the national bank limits on loans-to-one borrower. With respect to the dollar amount of credit that savings institutions may extend to a single or related group of borrowers, savings associations are subject, since 1989, to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1997, the Bank's lending limit to one borrower was $7.14 million. Current lending limits to one borrower may adversely affect the Bank's ability to conduct its operations, particularly its ability to make real estate development and construction loans which typically carry large balances. At December 31, 1997, the Bank's largest aggregate loans and commitments to one borrower was $7.10 million, of which $5.0 million was actually funded as of such date.

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1997, the required liquid asset ratio was 4%. The Bank's liquidity ratio at December 31, 1997 was 5.38%.

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

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 5% of outstanding advances or at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. Dividends paid to the Bank on FHLB stock totalled $565,000 for the year ended December 31, 1997.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. The Bank's reserve requirement at December 31, 1997 was $25,000.

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

        A bill has been introduced to the House Banking Committee that would consolidate the OTS with the Office of the Comptroller of the Currency. The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In addition, the bill would abolish the current authority of a unitary savings and loan holding company (i.e., a holding company with only one thrift institution subsidiary) that has a thrift institution subsidiary which meets the qualified thrift lender test from investing in activities other than those permitted for bank holding companies. Under current regulations, a savings and loan holding company, such as the Company, which has only one thrift subsidiary which meets the qualified thrift lender test, such as the Bank, has broad investment authority. The proposed limitation on investment activities by unitary savings and loan holding companies, if enacted, would restrict the ability of the Company to engage in certain non-banking and other business activities. As of December 31, 1997, the Company was not engaged in any material amount of such activities.

Executive Officers of the Registrant

         Set forth below is current information concerning the Company's executive officers.


Name                            Position                                         Age
=====================================================================================

John A.B. Davies, Jr.           President and Chief Executive Officer            46
Dennis R. Stewart               Executive Vice President                         48
John M. Chattleton              Executive Vice President of the Bank             49
John M. Reddecliff              Executive Vice President of the Bank             36


        John A. B. Davies, Jr. has served as Chief Executive Officer of the Company and the Bank since June 1991. Previously, he was employed with First American Bank of Virginia as a Senior Vice President/Retail Administration.

         Dennis R. Stewart has served as Chief Financial Officer of the Company since April 1990. He is responsible for the accounting, regulatory, tax, treasury, investment, interest rate risk management and financial management activities of the Company and the Bank.

         John M. Chattleton has served as Chief Retail Officer of the Bank since he joined the Bank in August 1992. From 1990 to 1992, Mr. Chattleton was Senior Vice President of Small Business and Consumer Lending at the Bank of Maryland, in Baltimore, Maryland.

         John M. Reddecliff has served as Chief Lending Officer of the Bank since 1997. Prior thereto he was head of the commercial lending activities at the Bank since 1992. Previously he was employed by NationsBank in the commercial real estate lending area.


Item 2.      Properties

             The Bank engages in its business from its home office and branch offices, which are located throughout the Hampton Roads area in Virginia. The Bank's principal executive office contains approximately 40,000 square feet and is leased for a term of ten years, with two five-year renewal options. This office is located at 2101 Parks Avenue, Virginia Beach, Virginia 23451. For further information regarding the Company's locations, refer to the outside back cover of the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and incorporated herein by reference.

Item 3.      Legal Proceedings

             The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings incident to its business, including foreclosures.

Item 4. Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.



                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The information contained under the section captioned "Corporate Information--Common Stock" on the inside back cover of the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the section captioned "Five Year Financial Summary" on page 11 of the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 20 of the 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements together with the report thereon of KPMG Peat Marwick LLP dated January 30, 1998 appear on pages 21 to 46 of the accompanying 1997 Annual Report to Stockholders which is attached hereto as Exhibit 13 and is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The registrant has not had any disagreements with its accountants on any matter of accounting principles or practices or financial statement disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 10.         Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders (the Proxy Statement) is incorporated herein by reference. Information regarding executive officers is contained in the section captioned "Executive Officers of the Registrant" under Part I hereof and is incorporated herein by reference.

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

Item 13.         Certain Relationships and Related Transactions

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                                         Page in
                                                                                                                          Annual
                                                                                                                         Report*

                                                                                                                        ----------

(a)      The following documents are filed as part of this report.

         1.    Consolidated Financial Statements

               Report of Independent Auditors ..........................................................                      21

               Virginia Beach Federal Financial Corporation

               o   Consolidated Statement of Financial Condition
                  December 31, 1997 and 1996............................................................                      22

               o   Consolidated Statement of Operations for the three years ended
                  December 31, 1997, 1996 and 1995......................................................                      23

               o   Consolidated Statement of Cash Flows for the three years ended
                  December 31, 1997, 1996 and 1995......................................................                 24 - 25

               o   Consolidated Statement of Stockholders' Equity for the three years ended
                  December 31, 1997, 1996 and 1995......................................................                      26

              o   Notes to Consolidated Financial Statements............................................                 27 - 46


         * Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

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

            (10.5) Employment Agreement with John A. B. Davies, Jr., President and Chief Executive Officer of the Corporation, Dennis R. Stewart, Executive Vice President and Chief Financial Officer of the Corporation, John M. Chattleton, Executive Vice President of the Bank and John M. Reddecliff, Executive Vice President of the Bank.

            (10.6)         Employee  Stock  Purchase  Plan.   (Incorporated   by
                           reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

            (10.7) Virginia Beach Federal Financial Corporation 1997 Directors Stock Compensation Plan.

            (13) Virginia Beach Federal Financial Corporation 1997 Annual Report to Stockholders. Except for those portions of the Annual Report incorporated by reference in this Form 10-K, such Annual Report shall not be deemed to be filed with the SEC.

            (21)           Subsidiaries.

            (23.1)         Consent of  Independent  Auditors - KPMG Peat Marwick
                           LLP

            (99.1) Annual Report on Form 11-K for the fiscal year ended December 31, 1997.



(b)      Reports on Form 8-K

         During the quarter ended December 31, 1997, the Registrant filed no current reports on Form 8-K.

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

                                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION

Dated:                March 25, 1998                 By:   /s/ John A. B. Davies, Jr.
              -------------------------------             -------------------------------------------------------------------
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


By:          /s/ John A. B. Davies, Jr.              By:   /s/ Charles P. Fletcher
           -----------------------------------           --------------------------------------------------
             John A. B. Davies, Jr.                        Charles P. Fletcher
             President and Director                        Chairman of the Board
             (Principal Executive
             Officer)

Date:        March 25,1998                           Date:   March 25,1998

By:          /s/ Dennis R. Stewart                   By:   /s/ Floyd E. Kellam, Jr.
           -----------------------------------           --------------------------------------------------
             Dennis R. Stewart                             Floyd E. Kellam, Jr.
             Executive Vice President/                     Vice Chairman of the Board
             Chief Financial Officer
             (Principal Financial
             Officer)

Date:        March 25,1998                           Date:   March 25,1998

By:          /s/ Edward E. Brickell                  By:   /s/ Robert H. DeFord, Jr.
           -----------------------------------           --------------------------------------------------
             Edward E. Brickell                            Robert H. DeFord, Jr.
             Director                                      Director

Date:        March 25,1998                           Date:   March 25,1998

By:          /s/ Betty Anne Huey                     By:   /s/ Rufus S. Kight, Jr.
           -----------------------------------           --------------------------------------------------
             Betty Anne Huey                               Rufus S. Kight, Jr.
             Director                                      Director

Date:        March 25,1998                           Date:   March 25,1998

By:          /s/ Ivan D. Mapp                        By:   /s/ George R. C. McGuire
           -----------------------------------           --------------------------------------------------
             Ivan D. Mapp                                  George R. C. McGuire
             Director                                      Director

Date:        March 25,1998                           Date:   March 25,1998


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

(10.5) Employment Agreement with John A. B. Davies, Jr., President and Chief Executive Officer of the Corporation, Dennis R. Stewart, Executive Vice President and Chief Financial Officer of the Corporation, John M. Chattleton, Executive Vice President of the Bank and John M. Reddecliff, Executive Vice President of the Bank.

(10.6) Employee Stock Purchase Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

(10.7) Virginia Beach Federal Financial Corporation 1997 Directors Stock Compensation Plan.

(13) Virginia Beach Federal Financial Corporation 1997 Annual Report to Stockholders. Except for those portions of the Annual Report incorporated by reference in this Form 10-K, such Annual Report shall not be deemed to be filed with the SEC.

(21)            Subsidiaries.

(23.1)          Consents of Independent Auditors - KPMG Peat Marwick LLP

(99.1)          Annual  Report on Form 11-K for the Fiscal  Year Ended  December
                31, 1997.