Form 10-Q
period 1998-03-31
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1998-05-13
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)
\x\      Quarterly Report Pursuant to Section 13 or 15(D) of the
         Securities Exchange Act of 1934


                        FOR QUARTER ENDED March 31, 1998

                                       or


\ \ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



         Transition Period         From:             To:


                        Commission File Number:  0-19398



                         FIRST COASTAL BANKSHARES, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



              Virginia                               54-1534067
-------------------------------                  -------------------
(State or other jurisdiction of                 (IRS Employer ID No.)
incorporation or organization


2101 Parks Avenue
Virginia Beach, Virginia                                        23451
--------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:        (757) 428-9331
                                                           ----------------

                  VIRGINIA BEACH FEDERAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all documents reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES  [x]                       NO


Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:       4,982,164
            ---------

                         FIRST COASTAL BANKSHARES, INC.




                                    CONTENTS






PART I - FINANCIAL INFORMATION

ITEM I
Unaudited Consolidated Statement of Financial
Condition as of March 31, 1998 and December 31, 1997....................      1

Unaudited Consolidated Statement of Income for
the three months ended March 31, 1998 and 1997..........................      2

Unaudited Consolidated Statement of Cash Flows
for the three months ended March 31, 1998 and 1997......................  3 - 4

Unaudited Consolidated Statement of Stockholders'
Equity for the three months ended
March 31, 1998 and 1997.................................................      5

Notes to Unaudited Consolidated Financial Statements....................      6

Item II
Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................... 7 - 10

PART II - OTHER INFORMATION

ITEM 1
Legal Proceedings.......................................................     11

ITEM 2
Changes in Securities...................................................     11

ITEM 3
Defaults Upon Senior Securities.........................................     11

ITEM 4
Submission of Matters to a Vote of Security Holders.....................     11

ITEM 5
Other Information.......................................................     11

ITEM 6
Exhibits and Report of Form 8-K.........................................     11

SIGNATURES..............................................................     12

                         FIRST COASTAL BANKSHARES, INC.
             UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                             March 31,              December 31,
                                                                1998                    1997
                                                           -------------------------------------

ASSETS

Cash and amounts due from banks......................      $   10,467                 $   7,236
Federal funds sold and interest
    bearing deposits.................................             830                       194
Investment securities
    Held-to-maturity (approximate fair
         value $9,001 and $10,786,
         respectively)...............................           9,022                    11,006
    Available-for-sale ..............................           8,655                     8,407
Mortgage-backed and related securities
    Held-to-maturity (approximate fair
         value $22,195 and $23,780,
         respectively)...............................          22,772                    24,369
    Available-for-sale, .............................          87,324                    86,637
Loans receivable, net
    Held-for-investment..............................         454,024                   454,477
    Held-for-sale....................................          14,259                     8,356
Foreclosed real estate, net..........................           3,196                     2,382
Property and equipment, net..........................           6,690                     6,888
Accrued income receivable, net.......................           4,318                     4,414
Other assets ........................................           3,697                     1,822
                                                            ---------                 ---------
                                                            $ 625,254                 $ 616,188
                                                            =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits      ......................................        $ 427,798                 $ 407,443
Advances from the Federal Home
     Loan Bank......................................          133,534                   143,084
Securities sold under agreements
     to repurchase..................................           12,815                    17,033
Advance payments by borrowers
     for taxes and insurance........................            1,713                       906
Other liabilities...................................            4,746                     3,573
                                                            ---------                 ---------
                                                              580,606                   572,039
                                                            ---------                 ---------

STOCKHOLDERS' EQUITY
Serial preferred stock, authorized
   5,000,000 shares, no shares issued
   or outstanding..................................                --                        --
Common stock, $.01 par value, 10,000,000
   shares authorized; 4,982,164 shares
   issued and outstanding in 1998
   (4,980,611 in 1997).............................                50                        50
Capital in excess of par value.....................             9,494                     9,465
Retained earnings - substantially
   restricted......................................            35,300                    34,588
Accumulated other comprehensive
   income (loss)...................................              (196)                       46
                                                            ---------                 ---------
                                                               44,648                    44,149
                                                            ---------                 ---------
                                                            $ 625,254                 $ 616,188
                                                            =========                 =========




              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands, except per share data)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                     1998                1997
                                                                 ------------------------------


Interest and fees on loans...............................         $ 9,983             $ 9,727
Interest on mortgage-backed
    and related securities...............................           1,927               1,776
Other interest and dividend income.......................             345                 440
                                                                  -------            --------
    Total interest income................................          12,255              11,943
                                                                  -------            --------
Interest on deposits.....................................           4,937               5,141
Interest on advances from Federal
    Home Loan Bank.......................................           2,228               2,063
Interest on repurchase agreements .......................             234                  89
                                                                  -------            --------
    Total interest expense...............................           7,399               7,293
                                                                  -------            --------

Net interest income......................................           4,856               4,650
Provision for loan losses................................              --                  75
                                                                  -------            --------
Net interest income after provision
    for loan losses....................................             4,856               4,575
                                                                  -------            --------

OTHER INCOME
    Gain on sales of loans...............................             461                 252
    Gain on sales of foreclosed
         real estate.....................................               3                  23
    Retail banking fees..................................             379                 266
    Mortgage loan servicing fees.........................             169                 172
    Other    ............................................             121                  74
                                                                  -------            --------
                                                                    1,133                 787
                                                                  -------            --------

OTHER EXPENSES
   Salaries and employee benefits.......................            2,250               1,872
   Net occupancy expense................................              846                 745
   Provision for losses on foreclosed
      real estate.......................................               --                  --
   Other net expense of foreclosed
      real estate.......................................               65                  37
   Federal deposit insurance premiums...................               61                 104
   Other................................................            1,130               1,161
                                                                  -------            --------
                                                                    4,352               3,919
                                                                  -------            --------
Income before income taxes ..............................           1,637               1,443
Provision for income taxes...............................             626                 548
                                                                  -------            --------
Net income                                                       $  1,011             $   895
                                                                  =======            ========

Earnings per share, basic                                        $   0.20             $  0.18
Earnings per share, diluted.............................         $   0.20             $  0.18
                                                                  =======            ========

Dividend per common share...............................         $   0.06             $  0.05
                                                                  =======            ========

              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     1998              1997
                                                                -----------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...........................................        $  1,011            $    895
   Adjustments to reconcile net income
         to net cash provided (used) by
         operating activities
       Provision for loan losses .......................              --                  75
       Depreciation.....................................             313                 253
       Amortization of loan discounts,
           premiums and fees, net.......................            (142)               (209)
       Amortization of other discounts
         and premiums, net..............................            (205)                 11
       Gain on sales of foreclosed
           real estate..................................              (3)                (23)
       Gain on sales of loans...........................            (461)               (252)
       Originations of loans
         held-for-sale..................................         (42,705)            (26,608)
       Proceeds from sales of loans
         receivable held-for-sale.......................          37,263              26,613
       Decrease in accrued income
           receivable...................................              96                  40
       Decrease (increase) in other assets..............          (1,750)                777
       Increase in other liabilities....................           1,173                 760
                                                               ----------          ----------

       Net cash provided (used) by
           operating activities......................             (5,410)              2,332
                                                               ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans receivable..................               (728)             (8,386)
   Principal payments received on mortgage-
      backed and related securities..................              8,925               6,853
   Proceeds from maturities of
      investment securities..........................              2,325               4,637
   Proceeds from sales of
      foreclosed real estate ........................                524                  23
   Purchases of:
      Mortgage-backed securities
          available for sale.........................             (8,193)                 --
      Investment securities
        available-for-sale...........................               (573)             (1,000)
      Property and equipment.........................               (115)               (237)
      Additions to foreclosed
        real estate..................................                (12)                (17)
                                                                 --------            --------

   Net cash provided by
      investing activities............................             2,153               1,873
                                                                 --------            --------



                                                                  Continued

                         FIRST COASTAL BANKSHARES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


(Continued)


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                    1998              1997
                                                               -------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in money market deposit
      accounts, NOW accounts and
        savings deposits...................................       22,496               9,216
   Net decrease in time deposits...........................       (2,141)            (21,183)
   Proceeds from Federal Home
      Loan Bank advances...................................       61,500              39,500
   Payments on Federal Home Loan
      Bank advances........................................      (71,050)            (34,500)
   Net (decrease) increase in securities
      sold under agreements to repurchase..................       (4,218)              6,172
   Net increase in advance payments
      by borrowers.........................................          807                 884
   Proceeds from issuance of
      common stock.........................................           29                  17
   Cash dividends paid.....................................         (299)               (249)
                                                               ---------           ---------

      Net cash provided (used) by
          financing activities.............................        7,124                (143)
                                                               ---------           ---------

Increase in cash and cash equivalents.......................       3,867               4,062
Cash and cash equivalents at
   beginning of period......................................       7,430               7,335
                                                               ---------           ---------

Cash and cash equivalents at end of period.................    $  11,297           $  11,397
                                                               =========           =========

CASH AND CASH EQUIVALENTS INCLUDES
   Cash                                                        $  10,467           $   9,729
   Federal funds sold and interest
      bearing deposits                                               830               1,668
                                                               ---------           ---------
                                                               $  11,297           $  11,397
                                                               =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid on deposits..............................     $   7,242           $   7,478

   Income taxes paid (refunded)...........................           492                (567)

SCHEDULE OF NONCASH INVESTING ACTIVITIES

   Real estate acquired in settlement of
      loans, net of allowances............................     $   1,323           $     130





              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)


                                                                           Accumulated
                                                         Capital in           Other
                                       Common Stock       Excess of      Comprehensive       Retained
                                 Shares       Amount      Par Value           Income         Earnings        Total
                           ------------------------------------------------------------------------------------------
Balance,
   Dec. 31, 1997              4,980,611      $    50       $  9,465           $     46      $  34,588     $  44,149

Net income for the
   three months ended
   March 31, 1998                    --           --             --                 --          1,011         1,011

Sale of shares of
   common stock to
   Employee Stock
   Purchase Plan                  1,043           --             19                 --             --            19

Issuance of common
   stock under dividend
   reinvestment plan                510                          10                                              10

Net unrealized
   loss on securities
  available-for-sale,
  net of tax                         --           --             --              (242)             --         (242)

Cash dividends paid                  --           --             --                 --          (299)         (299)
                               --------      -------        -------           -------        -------        -------
Balance,
   March 31, 1998             4,982,164       $   50        $ 9,494           $  (196)      $ 35,300      $ 44,648
                              =========      =======        =======           =======        =======       =======

Balance,
   Dec. 31, 1996              4,970,307       $   50       $  9,336           $   (39)       $ 31,480      $ 40,827

Net income for the
   three months ended
   March 31, 1997                    --           --             --                --             895           895

Sale of shares of
   common stock to
   Employee Stock
   Purchase Plan                  1,715           --             18                --              --            18

Net unrealized
   loss on securities
   available-for-sale,
   net of tax                        --           --             --              (281)             --         (281)

Cash dividends paid                  --           --             --                --           (249)         (249)
                               --------      -------        -------           -------        -------        -------
Balance,
   March 31, 1997             4,972,022      $    50       $  9,354           $  (320)      $ 32,126      $ 41,210
                              =========      =======        =======           =======        =======       =======



              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





1. At the Annual Stockholders Meeting on April 29, 1998, the Company's Shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation, changing the name of the Company to First Coastal Bankshares, Inc. The Commonwealth of Virginia State Corporation Commission approved the amendment on May 5, 1998.

2. The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of First Coastal Bankshares, Inc. (the "Company"), formerly Virginia Beach Federal Financial Corporation, the financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position of the Company.

   The Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 should be read in conjunction with this Form 10-Q.

3. Net unamortized premiums on loans and mortgage-backed securities amounted to $2,736,000 at March 31, 1998. Deferred loan fees at March 31, 1998 amounted to $1,373,000.

4. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

5. In addition to undisbursed loan funds of $34,877,000, the Bank had outstanding commitments to purchase or originate $51,744,000 in loans and investment securities at March 31, 1998. The Company also had outstanding commitments to sell $52,896,000 in loans and securities at March 31, 1998.

6. The weighted average number of shares used in the computation of basic earnings per share was 4,981,183 and 4,970,888 at March 31, 1998 and 1997, respectively. The weighted average number of shares used in the computation of diluted earnings per share was 5,150,868 and 5,035,807 at March 31, 1998 and 1997, respectively. The difference between basic and diluted shares is entirely attributable to the effect of dilutive stock options.

7. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income includes net income for the period plus other items of comprehensive income as described in SFAS 130. The only item of other comprehensive income applicable to the Company is the change in unrealized gains and losses on securities available-for-sale. Total comprehensive income for the periods ending March 31, 1998 and 1997 was $769,000 and $614,000, respectively.

                         FIRST COASTAL BANKSHARES, INC.
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         FINANCIAL CONDITION

         ASSETS

         The Company's total assets at March 31, 1998 were $625 million which is an increase of $9.0 million or 1.5% from December 31, 1997. The majority of the increase is due to a $5.9 million increase in loans receivable held-for-sale and occurred due to the increase in loan production during the first quarter of 1998 compared with the fourth quarter of 1997.

         The Company's loans receivable held-for-investment remained relatively flat during the quarter. However, the mix continues to shift away from 1-4 family residential loans and toward the Company's other loan categories as shown in the following table (dollars in thousands):


                                                March 31,          December 31,        March 31,
                                                  1998                  1997              1997
                                               ----------            ----------        ---------

1-4 family residential                          $ 262,408             $ 280,620        $ 302,457
Commercial real estate                             74,211                68,910           73,576
Land acquisition                                   17,458                15,751           15,850
Construction                                       52,141                48,321           34,465
Commercial business                                30,897                24,750           13,356
Consumer                                           21,202                20,422           18,195
                                                 --------              --------         --------
                                                  458,317               458,774          457,899
Less:
Allowance for loan losses                           4,293                 4,297            4,454
                                                 --------              --------         --------
                                                $ 454,024             $ 454,477        $ 453,445
                                                 ========              ========         ========


         The net decreases in 1-4 family residential loans noted above were caused by increased prepayments and declining originations of such loans due to a flat yield curve and declining interest rates. This interest rate environment results in increased prepayments of the Company's 1-4 family residential loans as borrowers seek to refinance their loans at lower fixed rates, thus shifting the origination of new loans away from the Company's portfolio loan products which are shorter term and variable rate loans. The Company sells all of its longer term, fixed rate loans in the secondary market.

         The  overall   increase  in  the   Company's   other  loan   categories
         (collectively, non-residential) is the direct result of the Company's emphasis on originating such loans.

         NON-PERFORMING ASSETS

         Non-performing assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $8.4 million at March 31, 1998, $8.6 million, at December 31, 1997, and $6.4 million at March 31, 1997.

         The delinquent loan component of non-performing assets was $5.2 million, $6.2 million and $4.2 million, at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. The delinquent loans were substantially secured by single-family residential properties at March 31, 1998.

         Allowances are maintained for possible losses on loans receivable and foreclosed real estate. The allowances for possible losses on loans receivable and foreclosed real estate totaled $4.3 million and $.3 million, respectively, at March 31, 1998. The Bank's allowance for loan losses was 0.97% of total loans receivable held for investment at March 31, 1998.


         The  following   table  sets  forth  the  Bank's  loan  receivable  and
         foreclosed real estate allowance activity for the periods indicated:

                                                                        1998               1997
                                                                  --------------------------------

LOANS RECEIVABLE ALLOWANCE (000's)

    Balance, January 1.............................                 $4,297                $4,390
    Provision for loan losses......................                     --                    75
    Less net charge-offs ..........................                      4                    11
                                                                   --------              --------
    Balance, March 31,                                              $4,293                $4,454
                                                                   ========              ========

FORECLOSED REAL ESTATE ALLOWANCE (000's)

    Balance, January 1                                              $  335                $  235
    Provision for losses on foreclosed
        real estate                                                     --                    --
    Net charges to the allowance                                        --                    --
                                                                   --------              --------
    Balance, March 31,                                             $   335                $  235
                                                                   ========              ========


         RESULTS OF OPERATIONS: Three Months Ended March 31, 1998 and 1997

         NET OPERATING RESULTS

         For the three months ended March 31, 1998, the Company earned $1,011,000 or $0.20 per diluted share as compared to $895,000 or $0.18 per diluted share for the same period in 1997. There was a $194,000 increase in pre-tax income during the first quarter of 1998 compared with the year earlier quarter, which was composed of a $281,000 increase in net interest income after provision for loan losses, a $346,000 increase in other income, and a $433,000 increase in other expenses.

         NET INTEREST INCOME

         Net interest income during the quarter ended March 31, 1998 was $4.9 million as compared to $4.7 million during the same period of 1997. The net interest margin for the quarter ended March 31, 1998 was 3.15% as compared to 3.12% during the first quarter of 1997. The increase in net interest income is largely attributable to a $21.6 million increase in average earning assets and a $5.6 million increase in non-interest bearing demand deposits during the first quarter of 1998 compared with the year earlier quarter.

         The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).

                                                         For the Three Months Ended March 31,
                                          ----------------------------------------------------------------
                                                          1998                              1997
                                          ----------------------------------------------------------------
                                           Average               Yield/        Average              Yield/
                                           Balance    Interest   Cost          Balance  Interest     Cost
                                          --------   --------- --------       --------  --------  --------

Interest earning assets
  Loans................................    $471,043    $ 9,983    8.50%       $455,322   $ 9,727     8.56%
  Mortgage-backed and related
    securities.........................     113,526      1,927    6.79%        103,571     1,776     6.86%
  Investment securities and other
    earning assets.....................      24,132        345    5.79%         28,171       440     6.33%
                                           --------   --------   ------       --------  --------    ------
      Total earning assets                  608,701     12,255    8.07%        587,064    11,943     8.15%

Non-earning assets.....................      18,574                             13,862
                                           --------                           --------
    Total assets.......................    $627,275                           $600,926
                                           ========                           ========
Interest bearing liabilities
  Time deposits........................     259,533      3,631    5.67%        296,981     4,252     5.81%
  Interest bearing demand and
    other deposits.....................     131,351      1,306    4.02%        100,052       889     3.60%
  FHLB advances........................     149,029      2,228    6.06%        135,727     2,063     6.16%
  Other borrowings.....................      16,949        234    5.59%          6,818        89     5.34%
                                           --------   --------   ------       --------  --------    ------
    Total interest bearing
      liabilities......................     556,862      7,399    5.38%        539,578     7,293     5.48%
Noninterest bearing liabilities........      26,609                             20,665
                                           --------                           --------
Total liabilities......................     583,471                            560,243
Equity.................................      43,804                             40,683
                                           --------                           --------
Liabilities & equity...................    $627,275                           $600,926
                                           ========                           ========
                                                      --------                          --------
Net interest income....................                $ 4,856                           $ 4,650
                                                      ========                          ========

Interest rate spread...................                           2.69%                              2.67%
                                                                 ======                             ======

Net yield on earning assets............                           3.15%                              3.12%
                                                                 ======                             ======


         OTHER INCOME

         Other income during the first quarter of 1998, increased by 44% compared with the first quarter of 1997. The increase is, in part, due to a $113,000 increase in retail banking fees, which grew due to a combination of imposition of ATM surcharges during the second quarter of 1997, and growth in fee producing commercial deposit accounts during 1997 and the first quarter of 1998. Other income also increased due to a $209,000 increase in gain on sale of loans originated by the Company's mortgage banking business. Near record-low interest rates have caused an increase in refinancing loans closed during 1998. In addition, the Company's mortgage banking business is benefiting from increased market share in markets where new and existing home sales have increased during 1998 compared to 1997. The table below compares the residential lending production during the quarter ended March 31, 1998 to the same period in 1997 (in thousands):

                                          For the Quarter Ended
                                                 March 31,
                                   ------------------------------------------

                                    1998           1997             Increase
                                   ------------------------------------------

Applications                      $81,955         $40,074            $ 41,881
Closings                           42,705          26,608              16,097
Fundings                           35,575          23,770              11,805
Ending Pipeline                    70,891          30,327              40,564

         OTHER EXPENSE

         Other expenses, increased $433,000 or 11% during the first quarter of 1998 as compared to the same period in 1997. Salaries and employee benefits increased by $378,000 or 20% during the first quarter of 1998 compared with the first quarter of 1997 in line with the 25% increase in the number of employees which stood at 257 filled positions at March 31, 1998 compared with 206 at March 31, 1997. This increase in human resources is related to increased lending capacity in both mortgage banking and non-residential lending lines of business, and the increased personnel necessary to staff the full-service Williamsburg branch which opened during the fourth quarter of 1997, and personnel necessary to staff three supermarket branches which are scheduled to open during the second quarter of 1998. Net occupancy expense increased by 14% or $101,000 due in large part to the 22 free standing ATM's in place at March 31, 1998 compared with five a year earlier. The majority of other expenses, which totaled $1,130,000 during the first quarter of 1998, were outsourced expenses including mortgage loan servicing expense of $111,000, data processing service bureau expense of $238,000, advertising expense of $193,000, and legal, auditing and examination expenses of $134,000. These expenses were all in line with the prior year's quarterly expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that the Company maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits and current borrowings (payable in one year or less). Current regulations require a liquidity level of at least 4%. The Bank's liquidity ratio at March 31, 1998 was 4.5% and exceeded 4% at each measurement date during the first three months of 1998.

         REGULATORY CAPITAL STANDARDS

         The OTS has established the regulatory capital requirements for savings institutions. The following table sets forth the capital position of the Bank in accordance with the requirements. (dollars in thousands)

Capital                    Amount as of
Measure                   March 31, 1998                Requirement                    Excess
-----------------------------------------------------------------------------------------------------

Tangible               $43,988      7.0%             $ 9,465       1.5%             $34,523      5.5%
Core                    43,988      7.0%              25,239       4.0%              18,749      3.0%
Risk-based              47,760     12.3%              31,115       8.0%              16,645      4.3%


         PART II - OTHER INFORMATION



         ITEM 1 - LEGAL PROCEEDINGS

                  Inapplicable


         ITEM 2 - CHANGES IN SECURITIES

                  Inapplicable


         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Inapplicable


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  The Annual Meeting of the Stockholders was held on April 29, 1998. Represented at the meeting in person or by proxy were the holders of 4,747,651 shares. Entitled to vote were 4,981,874 shares. Results of the items voted on were as follows:

                                                                                     VOTES
                       ITEM                                    VOTES FOR           WITHHELD
           -----------------------------                     -------------        ----------

           1.     ELECTION OF DIRECTORS

                  Robert H. DeFord, Jr.                         4,594,736          152,914
                  Charles P. Fletcher.                          4,594,737          152,913
                  Rufus S. Kight, Jr.                           4,593,242          154,408
                  George R. C. McGuire                          4,594,737          152,913


                                                               VOTES FOR        VOTES AGAINST         ABSTAIN
                                                               ---------        -------------         --------
           2.     The ratification of the
                  adoption of the 1998
                  Stock Option Plan                             3,425,106          279,721             48,110


           3.     The  approval of the  amendment
                  to Article I of the  Restated
                  Articles of Incorporation changing
                  the name of the Corporation
                  to "First Coastal Bankshares, Inc."           4,709,383           27,873             10,393


ITEM 5 - OTHER INFORMATION

           None

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

           (a)    Exhibits - None
           (b)    Reports on Form 8-K - None

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FIRST COASTAL BANKSHARES, INC.






May 8, 1998                            /s/ John A.B. Davies, Jr.
-----------------                      -------------------------
     Date                                   John A. B. Davies, Jr.
                                            President/
                                            Chief Executive Officer




May 8, 1998                            /s/ Dennis R. Stewart
----------------                       -------------------------
     Date                                   Dennis R. Stewart
                                            Executive Vice President/
                                            Chief Financial Officer