Form 10-Q
period 1998-06-30
VIRGINIA BEACH FEDERAL FINANCIAL CORP
filed 1998-08-12
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)
/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934


                        FOR QUARTER ENDED June 30, 1998

                                      or


         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



         Transition Period        From:        To:


                       Commission File Number:  0-19398



                        First Coastal Bankshares, Inc.
          ----------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)



              Virginia                              54-1534067
-------------------------------                  -------------------
(State or other jurisdiction of                 (IRS Employer ID No.)
incorporation or organization


2101 Parks Avenue
Virginia Beach, Virginia                                       23451
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:

                                                          (757) 428-9331
                                                          ----------------
                                      N/A
--------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year
                         If Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES  x                            NO


Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable
date:       4,984,420
           ------------

                        FIRST COASTAL BANKSHARES, INC.




                                   CONTENTS






PART I - FINANCIAL INFORMATION

ITEM I
Unaudited Consolidated Statement of Financial
Condition as of June 30, 1998 and December 31,1997 . . . . . . . . . .       1

Unaudited Consolidated Statement of Income for
the three and six months ended June 30, 1998 and 1997. . . . . . . . .       2

Unaudited Consolidated Statement of Cash Flows
for the six months ended June 30, 1998 and 1997. . . . . . . . . . . .   3 - 4

Unaudited Consolidated Statement of Stockholders'
Equity for the six months ended June 30, 1998. . . . . . . . . . . . .       5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . .       6

Item II
Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . . .  7 - 14

PART II - OTHER INFORMATION

ITEM 1
Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .      15

ITEM 2
Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . .      15

ITEM 3
Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .      15

ITEM 4
Submission of Matters to a Vote of Security Holders. . . . . . . . . .      15

ITEM 5
Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . .      15

ITEM 6
Exhibits and Report of Form 8-K. . . . . . . . . . . . . . . . . . . .      15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

<Page 1>

                                FIRST COASTAL BANKSHARES, INC.
                    UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                           (Dollars in thousands, except share data)



                                                             June 30,       December 31,
                                                               1998             1997
                                                              --------------------------
ASSETS

Cash and amounts due from banks. . . . . . . . . . .      $    9,424          $   7,236
Federal funds sold and interest
   bearing deposits. . . . . . . . . . . . . . . . .             364                194
Investment securities
   Held-to-maturity (approximate fair
        value $6,994 and $10,786,
        respectively). . . . . . . . . . . . . . . .           7,037             11,006
   Available-for-sale  . . . . . . . . . . . . . . .           9,952              8,407
Mortgage-backed and related securities
   Held-to-maturity (approximate fair
        value $19,454 and $23,780,
        respectively). . . . . . . . . . . . . . . .          19,991             24,369
   Available-for-sale. . . . . . . . . . . . . . . .          79,801             86,637
Loans receivable, net
   Held-for-investment . . . . . . . . . . . . . . .         446,016            454,477
   Held-for-sale . . . . . . . . . . . . . . . . . .          11,978              8,356
Foreclosed real estate, net. . . . . . . . . . . . .           2,778              2,382
Property and equipment, net. . . . . . . . . . . . .           6,461              6,888
Accrued income receivable, net . . . . . . . . . . .           4,168              4,414
Other assets . . . . . . . . . . . . . . . . . . . .           5,783              1,822
                                                           ---------          ---------
                                                           $ 603,753          $ 616,188
                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits     . . . . . . . . . . . . . . . . . . .         $ 409,321          $ 407,443
Advances from the Federal Home
    Loan Bank. . . . . . . . . . . . . . . . . . .           133,984            143,084
Securities sold under agreements
    to repurchase. . . . . . . . . . . . . . . . .             9,685             17,033
Advance payments by borrowers
    for taxes and insurance. . . . . . . . . . . .             1,234                906
Other liabilities. . . . . . . . . . . . . . . . .             4,261              3,573
                                                           ---------          ---------
                                                             558,485            572,039
                                                           ---------          ---------

STOCKHOLDERS' EQUITY
Serial preferred stock, authorized
   5,000,000 shares, no shares issued
   or outstanding. . . . . . . . . . . . . . . . .                --                 --
Common stock, $.01 par value, 10,000,000
   shares authorized; 4,984,420 shares
   issued and outstanding in 1998
   (4,980,611 in 1997) . . . . . . . . . . . . . .                50                 50
Capital in excess of par value . . . . . . . . . .             9,533              9,465
Retained earnings - substantially
   restricted. . . . . . . . . . . . . . . . . . .            36,029             34,588
Accumulated other comprehensive
   income (loss) . . . . . . . . . . . . . . . . .              (344)                46
                                                           ---------          ---------
                                                              45,268             44,149
                                                           ---------          ---------
                                                           $ 603,753          $ 616,188
                                                           =========          =========





                     Notes to Unaudited Consolidated Financial Statements
                            are an integral part of this statement

<Page 2>

                                       FIRST COASTAL BANKSHARES, INC.
                                 UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                (Dollars in thousands, except per share data)

                                                     For the Three Months               For the Six Months
                                                         Ended June 30,                   Ended June 30,
                                                     --------------------              -------------------
                                                   1998             1997              1998           1997
                                                --------         --------          --------       --------

Interest and fees on loans. . . . . . . . .    $   9,898        $  10,083         $  19,881       $ 19,810
Interest on mortgage-backed
   and related securities . . . . . . . . .        1,781            1,707             3,708          3,483
Other interest and
   dividend income. . . . . . . . . . . . .          324              433               669            873
                                                --------         --------          --------       --------
   Total interest income. . . . . . . . . .       12,003           12,223            24,258         24,166
                                                --------         --------          --------       --------
Interest on deposits. . . . . . . . . . . .        4,945            4,923             9,882         10,065
Interest on advances from
  Federal Home Loan Bank  . . . . . . . . .        2,007            2,307             4,235          4,369
Interest on repurchase
   agreements . . . . . . . . . . . . . . .          182              189               416            278
                                                --------         --------          --------       --------
   Total interest expense . . . . . . . . .        7,134            7,419            14,533         14,712
                                                --------         --------          --------       --------
Net interest income . . . . . . . . . . . .        4,869            4,804             9,725          9,454
Provision for loan losses . . . . . . . . .           --              100                --            175
                                                --------         --------          --------       --------
Net interest income after
   provision for loan losses. . . . . . . .        4,869            4,704             9,725          9,279
                                                --------         --------          --------       --------
OTHER INCOME

Gain on sales of loans. . . . . . . . . . .          720              263             1,181            515
Gain on sales of foreclosed
   real estate. . . . . . . . . . . . . . .           25               17                28             40
Retail banking fees . . . . . . . . . . . .          522              346               901            612
Mortgage loan servicing fees. . . . . . . .          168              184               337            356
Other . . . . . . . . . . . . . . . . . . .          124               80               245            154
                                                --------         --------          --------       --------
                                                   1,559              890             2,692          1,677
                                                --------         --------          --------       --------
OTHER EXPENSES
Salaries and employee
  benefits. . . . . . . . . . . . . . . . .        2,485            1,905             4,735          3,777
Net occupancy expense . . . . . . . . . . .          908              757             1,754          1,502
Provision for losses on
   foreclosed real estate . . . . . . . . .           37               --                37             --
Other net expense of
   foreclosed real estate . . . . . . . . .           66               41               131             78
Federal deposit insurance
  premiums. . . . . . . . . . . . . . . . .           64              102               125            206
Other . . . . . . . . . . . . . . . . . . .        1,238            1,157             2,368          2,318
                                                --------         --------          --------       --------
                                                   4,798            3,962             9,150          7,881
                                                --------         --------          --------       --------
Income before income taxes. . . . . . . . .        1,630            1,632             3,267          3,075
Provision for income taxes. . . . . . . . .          602              645             1,228          1,193
                                                --------         --------          --------       --------
Net income  . . . . . . . . . . . . . . . .    $   1,028        $     987          $  2,039       $  1,882
                                                ========        =========         =========      =========
Earnings per share, basic . . . . . . . . .    $    0.21        $    0.20          $   0.41       $   0.38
Earnings per share, diluted . . . . . . . .         0.20             0.20              0.40           0.37
                                               =========        =========         =========      =========
Dividend per common share . . . . . . . . .    $    0.06        $    0.05         $    0.12       $   0.10
                                               =========        =========         =========      =========





                     The Notes to Unaudited Consolidated Financial Statements
                              are an integral part of this statement

<Page 3>

                                      FIRST COASTAL BANKSHARES, INC.
                             UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Dollars in thousands)

                                                                                     For the Six Months
                                                                                         Ended June 30,
                                                                                  1998             1997
                                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    2,039         $   1,882
    Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . . . . . .               --               175
    Provision for losses on foreclosed real
        estate, net . . . . . . . . . . . . . . . . . . . . . . . . .               (4)               --
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .              628               538
    Amortization of loan discounts, premiums and
        fees, net . . . . . . . . . . . . . . . . . . . . . . . . . .             (241)             (360)
    Amortization of other discounts and premiums, net . . . . . . . .                6                12
    Gain on sales of foreclosed real estate . . . . . . . . . . . . .              (28)              (40)
    Gain on sales of loans. . . . . . . . . . . . . . . . . . . . . .           (1,181)             (515)
    Originations of loans held-for-sale . . . . . . . . . . . . . . .          (98,239)          (59,114)
    Proceeds from sales of loans receivable
        held-for-sale . . . . . . . . . . . . . . . . . . . . . . . .           95,798            57,892
    Decrease (increase) in accrued income receivable. . . . . . . . .              246              (189)
    Increase in other assets. . . . . . . . . . . . . . . . . . . . .           (3,759)             (933)
    Increase (decrease) in other liabilities. . . . . . . . . . . . .              688            (1,075)
                                                                               --------         ---------

    Net cash provided (used) by operating
        activities. . . . . . . . . . . . . . . . . . . . . . . . .             (4,047)           (1,727)
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease (increase) in loans receivable . . . . . . . . . . .            6,811           (21,762)
    Principal payments received on mortgage-backed
       and related securities . . . . . . . . . . . . . . . . . . . .           19,808            12,834
    Proceeds from maturities of investment securities . . . . . . . .            5,052             5,637
    Proceeds from sales of foreclosed real estate . . . . . . . . . .            1,539               225
    Purchases of:
       Mortgage-backed securities available-for-sale. . . . . . . . .           (9,243)           (4,071)
       Investment securities available-for-sale . . . . . . . . . . .           (2,577)           (2,284)
       Property and equipment . . . . . . . . . . . . . . . . . . . .             (201)             (533)
       Additions to foreclosed real estate. . . . . . . . . . . . . .              (12)             (107)
                                                                               --------         ---------

    Net cash provided (used) by investing activities. . . . . . . . .           21,177           (10,061)
                                                                              ---------         ---------




                                                                                                Continued




                     The Notes to Unaudited Consolidated Financial Statements
                              are an integral part of this statement

<Page 4>

                                FIRST COASTAL BANKSHARES, INC.
                        UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in thousands)





                                                                    For the Six Months
                                                                      Ended June 30,
                                                                   1998           1997
                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in money market deposit accounts,
       NOW accounts and savings deposits . . . . . . .         $ 22,721          $  6,866
   Net decrease in time deposits . . . . . . . . . . .          (20,843)          (43,505)
   Proceeds from Federal Home Loan Bank advances . . .          121,000           115,700
   Payments on Federal Home Loan Bank advances . . . .         (130,100)          (79,026)
   Net increase (decrease) in securities sold under
     agreements to repurchase. . . . . . . . . . . . .           (7,348)           10,714
   Net increase in advance payments by borrowers . . .              328               527
   Proceeds from issuance of common stock. . . . . . .               68                59
   Cash dividends paid . . . . . . . . . . . . . . . .             (598)             (497)
                                                               ---------         ---------
       Net cash provided (used) by
           financing activities. . . . . . . . . . . .          (14,772)           10,838
                                                               ---------         ---------
Increase (decrease) in cash and
   cash equivalents  . . . . . . . . . . . . . . . . .            2,358              (950)
Cash and cash equivalents at beginning of period . . .            7,430             7,335
                                                               ---------         ---------
Cash and cash equivalents at end of period . . . . . .         $  9,788          $  6,385
                                                               =========         =========
CASH AND CASH EQUIVALENTS INCLUDES
   Cash and amounts due from banks . . . . . . . . . .         $  9,424          $  3,842
   Federal funds sold and interest
       bearing deposits. . . . . . . . . . . . . . . .              364             2,543

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid on deposits . . . . . . . . . . . . .         $ 14,352          $ 15,071
   Income taxes paid . . . . . . . . . . . . . . . . .            1,652               628

SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Real estate acquired in settlement
     of loans, net of allowances . . . . . . . . . . .         $  1,891          $  1,581






                   The Notes to Unaudited Consolidated Financial Statements
                            are an integral part of this statement

<Page 5>

                                FIRST COASTAL BANKSHARES, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Dollars in thousands, except share data)


                                                                Capital                            Accumulated
                                                               In Excess                              Other
                                           Common Stock            of             Retained       Comprehensive
                                         Shares     Amount      Par Value         Earnings       Income (loss)        Total
                                         ----------------------------------------------------------------------------------

Balance,
  December 31,1997                    4,980,611      $  50         $ 9,465         $ 34,588            $   46      $ 44,149

Net income for the
  six months ended
  June 30, 1998                                                                       2,039                           2,039

Sale of shares of
  common stock to
  employee stock
  purchase plan                           2,397                         43                                               43

Issuance of common
  stock under
  dividend rein-
  vestment plan                           1,412                         25                                               25

Net unrealized loss
  on securities
  available-for-
  sale, net of tax                                                                                       (390)         (390)

Cash dividends paid                                                                    (598)                           (598)
                                       --------    -------         -------          -------           -------        -------
Balance,
  June 30, 1998                       4,984,420     $   50         $ 9,533         $ 36,029           $  (344)     $ 45,268
                                      =========    =======         =======          =======           =======       =======
Balance,
  December 31, 1996                   4,970,307     $   50         $ 9,336         $ 31,480           $   (39)     $ 40,827

Net income for the
  six months ended
  June 30, 1997                                                                       1,882                           1,882

Sale of shares of
  common stock to
  employee stock
  purchase plan                           3,559                         39                                               39

Issuance of common
  stock under
  dividend rein-
  vestment plan                           1,375                         15                                               15

Exercise of stock
  options                                   750                          5                                                5

Net unrealized loss
  on securities
  available-for-
  sale, net of tax                                                                                         35            35

Cash dividends paid                                                                    (497)                           (497)
                                        -------    -------         -------           -------           -------       -------
Balance,
  June 30, 1997                       4,975,991     $   50         $ 9,395         $ 32,865            $   (4)     $ 42,306
                                       ========   ========         =======           =======           =======      =======





                     The Notes to Unaudited Consolidated Financial Statements
                              are an integral part of this statement

<Page 6>


                        FIRST COASTAL BANKSHARES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS






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

        The Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the fiscal year ended December 31,1997 should be read in conjunction with this Form 10-Q.

2. Net unamortized premiums on loans and mortgage-backed securities amounted to $2,550,000 at June 30, 1998.
        Deferred loan fees at June 30, 1998 amounted to $1,410,000.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $43,657,000, the Bank had outstanding commitments to purchase or originate $34,404,000 in loans and investment securities at June 30, 1998. The Company also had outstanding commitments to sell $19,890,000 in loans and securities at June 30, 1998.

5. The weighted average number of shares used in the computation of basic and diluted earnings per share is as follows (in thousands):

                                                                           For the three          For the six
                                                                            months ended         months ended
                                                                              June 30              June 30
                                                                       -----------------      ---------------
                                                                      1998          1997       1998      1997
                                                                       -----------------        ------------------

         Weighted average shares outstanding - basic                 4,983         4,973      4,982     4,972
         Effect of dilutive stock options                              163            82        167        73
         Weighted average shares outstanding - diluted               5,146         5,055      5,149     5,045


6. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income includes net income for the period plus other items of comprehensive income as described in SFAS 130. The only item of other comprehensive income applicable to the Company is the change in unrealized gains and losses on securities available-for-sale. Total comprehensive income for the three months ending June 30, 1998 and 1997 was $880,000 and $1,303,000, respectively. Total comprehensive income for the six months ending June 30, 1998 and 1997 was $1,649,000 and $1,917,000, respectively.

<Page 7>
                        FIRST COASTAL BANKSHARES, INC.

ITEM II.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS

The Company's total assets at June 30, 1998 were $604 million which is a decrease of $12.4 million or 2.0% from December 31, 1997. The net decrease is due to a $4.9 million decrease in total loans receivable and an $11.2 million decrease in mortgage-backed and related securities.

The mix of the Company's loans receivable continues to shift away from 1-4 family residential loans and toward the Company's other loan categories as shown in the following table (dollars in thousands):

                                                     06/30/98           12/31/97         06/30/97
                                                   ----------         ----------        ---------

Loans
   Residential mortgage                             $ 241,845          $ 280,620        $ 300,120
   Commercial real estate                              73,495             68,910           71,931
   Construction                                        58,051             48,321           44,373
   Land acquisition                                    16,003             15,751           17,448
   Commercial                                          37,990             24,750           16,658
   Consumer                                            22,903             20,422           19,303
   Held-for-sale                                       11,978              8,356            6,522
                                                    ---------          ---------        ---------
       Total                                        $ 462,265          $ 467,130        $ 476,355
                                                    =========          =========        =========


The net decreases in residential mortgage loans noted above were caused by increased prepayments and declining originations of such loans due to a flat yield curve and declining interest rates. This interest rate environment results in increased prepayments of the Company's residential mortgage loans as borrowers seek to refinance their loans at lower fixed rates, thus shifting the origination of new loans away from the Company's portfolio loan products which are shorter term and variable rate loans. The Company sells all of its longer term, fixed rate loans in the secondary market.

The overall increase in the Company's other loan categories
(collectively, non-residential) is the direct result of the Company's emphasis on originating such loans.

The decrease in the Bank's mortgage-backed and related securities portfolio at June 30, 1998 as compared to December 31,1997 was due to the increased prepayments of the underlying loans combined with management's decision not to purchase or replace such securities at this time.

LIABILITIES

Total liabilities decreased by $13.6 million or 2.4% to $558 million during the first six months of 1998. This net decrease is mainly due to a $9.1 million decrease in advances from the Federal Home Loan Bank and a $7.3 million decrease in securities sold under agreements to repurchase. These decreases were partially offset by a $1.9 million increase in deposits.

Management's objective is to grow the Hampton Roads retail deposit base and de-emphasize other deposits and brokered deposits. Components of total deposits at the periods indicated are as follows (in thousands):


<Page 8>

                                                      6/30/98           12/31/97          6/30/97
                                                    ---------          ---------        ---------

Hampton Roads Retail Deposits
   Non-interest checking                           $   24,305        $    17,310      $    14,774
   Interest checking                                   19,844             16,778           15,475
   Savings                                            112,242             99,071           75,844
   CD's                                               173,449            184,653          184,267

Other and Non-Local Deposits                       $   31,513        $    36,723      $    44,216

Brokered CD's                                      $   47,968        $    52,908      $    51,904


NON-PERFORMING ASSETS

Non-performing assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $7.1 million at June 30, 1998 and $6.9 million, at December 31, 1997.

The delinquent loan component of non-performing assets was $4.3 million, $4.6 million, and $3.7 million, at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.
The delinquent loans were substantially secured by single-family residential properties at June 30, 1998.

Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank. The following table sets forth the activity in the Bank's allowance for loan losses and allowance for losses on foreclosed real estate for the periods indicated:

                                                                             1998                 1997
                                                                    --------------------------------------


ALLOWANCE FOR LOAN LOSSES
   Balance, January 1 . . . . . . . . . . . . . . . . .                  $4,297,000           $4,390,000
   Provision for loan losses. . . . . . . . . . . . . .                          --              175,000
   Less net charges-offs. . . . . . . . . . . . . . . .                      26,000              153,000
                                                                          ---------            ----------
   Balance, June 30,  . . . . . . . . . . . . . . . . .                  $4,271,000           $4,412,000
                                                                          =========            ==========


ALLOWANCE FOR LOSSES ON FORECLOSED REAL ESTATE
   Balance, January 1 . . . . . . . . . . . . . . . . .                  $  335,000           $  235,000
   Provision for losses on foreclosed
       real estate. . . . . . . . . . . . . . . . . . .                      37,000                   --
   Less net charges to the allowance. . . . . . . . . .                      41,000                   --
                                                                          ---------             ---------
   Balance, June 30,. . . . . . . . . . . . . . . . . .                  $  331,000           $  235,000
                                                                          =========             =========


RESULTS OF OPERATIONS:    Three Months Ended June 30, 1998 and 1997

NET OPERATING RESULTS

For the three months ended June 30, 1998, the Company earned
$1,028,000 or $.20 per diluted share as compared to $987,000 or $.20 per diluted share for the same period in 1997.

NET INTEREST INCOME

Net interest income during the quarter ended June 30,1998 was $4.9 million as compared to $4.8 million during the same period of 1997. The net interest margin for the quarter ended June 30, 1998 was 3.27% as compared to 3.22% during the second quarter of 1997.



<Page 9>

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).

                                                   For the three-months ended June 30,
                                          -----------------------------------------------------------
                                                         1998                             1997
                                          ----------------------------------------------------------
                                           Average               Yield/       Average              Yield/
                                           Balance    Interest   Cost         Balance  Interest     Cost
                                          --------   --------- --------      --------  --------  --------

Interest earning assets
  Loans. . . . . . . . . . . . . . . .    $ 467,733   $  9,898    8.47%     $ 465,425  $ 10,083     8.66%
  Mortgage-backed and related
    securities . . . . . . . . . . . .      106,150      1,781    6.71%        98,827     1,707     6.91%
  Investment securities and other
    earning assets . . . . . . . . . .       20,969        324    6.20%        27,429       433     6.34%
                                           --------   --------   ------      --------  --------    ------
      Total earning assets                  594,852     12,003    8.07%       591,681    12,223     8.26%

Nonearning assets. . . . . . . . . . .       23,236                            16,854
                                           --------                          --------
    Total assets . . . . . . . . . . .      618,088                           608,535
                                           ========                          ========
Interest bearing liabilities
  Time deposits. . . . . . . . . . . .      252,782      3,521    5.59%       279,268     3,995     5.75%
  Interest bearing demand and
    other deposits . . . . . . . . . .      143,216      1,424    3.99%       101,691       929     3.66%
  FHLB advances. . . . . . . . . . . .      134,406      2,007    5.99%       149,406     2,307     6.19%
  Other borrowings . . . . . . . . . .       13,436        182    5.46%        13,273       189     5.70%
                                           --------   --------   ------      --------  --------    ------
    Total interest bearing
      liabilities. . . . . . . . . . .      543,840      7,134    5.26%       543,638     7,419     5.48%
Noninterest bearing liabilities. . . .       29,487                            23,995
                                           --------                          --------
Total liabilities. . . . . . . . . . .      573,327                           567,633
Equity . . . . . . . . . . . . . . . .       44,761                            40,902
                                           --------                          --------
Liabilities and equity . . . . . . . .      618,088                           608,535
                                           ========                          ========
                                                      --------                         --------
Net interest income. . . . . . . . . .                   4,869                            4,804
                                                      ========                         ========
                                                                 ------                            ------
Interest rate spread . . . . . . . . .                            2.81%                             2.78%
                                                                 ======                            ======

Net interest margin. . . . . . . . . .                            3.27%                             3.22%
                                                                 ======                            ======


OTHER INCOME

Other income during the second quarter of 1998 increased by $669,000 or 75.2% compared with the second quarter of 1997 due to large increases in retail banking fees and gains on sales of loans. The increased retail banking fees resulted primarily from the fees associated with an increased number of checking accounts, additional ATM's in service during the 1998 quarter compared to 1997, and an increase in the second quarter of 1998 of the fee for non-customer ATM transactions at Company owned ATM's.

In addition, gains on sales of loans increased substantially to $720,000 for the three months ended June 30, 1998 as compared to $263,000 for the same period of 1997. The increase in gain on sale is directly related to the increase in sales (fundings) during the period. The table below compares certain mortgage banking information for the quarter ended June 30, 1998 to the same period in 1997 (in thousands):


<Page 10>

                                          For the Quarter Ended June 30,
                                  ----------------------------------------------------------
                                                                      $               %
                                  1998              1997           Increase       Increase
                                  ----------------------------------------------------------

Applications. . . . . . . . .    $61,599         $39,752             $21,847             55%
Closings. . . . . . . . . . .     55,534          32,506              23,028             71%
Fundings. . . . . . . . . . .     53,790          27,179              26,611             98%
Ending Pipeline . . . . . . .     72,088          21,872              50,216            230%


OTHER EXPENSES

Other expenses increased $836,000 or 21.1% during the second quarter of 1998 as compared to the same period in 1997.
This increase was primarily due to a $731,000 combined net increase in salary, benefits and net occupancy expense which is the result of the cost incurred to operate and staff two additional retail banking offices opened in the second quarter of 1998, the cost of additional ATM's, and the cost of additional loan officers and support staff added throughout the second half of 1997 and the first half of 1998 in support of the Company's objective of increasing local, non-residential loan portfolios.

In addition, the Company closed one branch during June 1998. As a result of these initiatives, the Company operates 16 branches at June 30, 1998 versus 15 a year earlier, has 38 ATM's in service versus 21 a year earlier, and has 253 employees versus 205 at June 30, 1997.

Additional other expenses are as follows (in thousands):

                                              For the Three Months
                                                 Ended June 30
                                         ---------------------------
                                           1998                 1997
                                         ---------------------------

Loan servicing. . . . . . . . . . .       $ 123                $ 114
Service bureau. . . . . . . . . . .         238                  180
Advertising . . . . . . . . . . . .         191                  190
Legal and accounting. . . . . . . .         130                   98
Office supplies . . . . . . . . . .         217                  144
Other . . . . . . . . . . . . . . .         339                  431
                                        -------             --------
                                         $1,238               $1,157


RESULTS OF OPERATION:  Six months Ended June 30, 1998 and 1997

NET OPERATING RESULTS

For the six months ended June 30, 1998, the Company earned
$2,039,000 or $.40 per diluted share as compared to $1,882,000 or $0.37 per share for the same period in 1997.


NET INTEREST INCOME

Net interest income during the six months ended June 30, 1998 was $9.7 million as compared to $9.5 million during the same period of 1997. The net interest margin for the six months ended June 30, 1998 was 3.21% as compared to 3.17% during the first six months of 1997.

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).

<Page 11>

                                                            For the Six-Months Ended June 30,
                                            -----------------------------------------------------------
                                                          1998                             1997
                                             --------------------------    ------------------------------
                                           Average               Yield/       Average              Yield/
                                           Balance    Interest   Cost         Balance  Interest     Cost
                                          --------   --------- --------      --------  --------  --------

Interest earning assets
  Loans. . . . . . . . . . . . . . . .    $ 469,379   $ 19,881    8.48%     $ 460,401  $ 19,810     8.61%
  Mortgage-backed and related
    securities . . . . . . . . . . . .      109,817      3,708    6.75%       101,186     3,483     6.88%
  Investment securities and other
    earning assets . . . . . . . . . .       22,542        669    5.98%        27,798       873     6.33%
                                           --------   --------   ------      --------  --------    ------
      Total earning assets                  601,738     24,258    8.07%       589,385    24,166     8.21%

Nonearning assets. . . . . . . . . . .       20,918                            15,366
                                           --------                          --------
    Total assets . . . . . . . . . . .      622,656                           604,751
                                           ========                          ========
Interest bearing liabilities
  Time deposits. . . . . . . . . . . .      256,139      7,153    5.63%       288,076     8,247     5.78%
  Interest bearing demand and
    other deposits . . . . . . . . . .      137,316      2,729    4.00%       100,876     1,818     3.63%
  FHLB advances. . . . . . . . . . . .      141,677      4,235    6.03%       142,604     4,369     6.18%
  Other borrowings . . . . . . . . . .       15,183        416    5.53%        10,063       278     5.58%
                                           --------   --------   ------      --------  --------    ------
    Total interest bearing
      liabilities. . . . . . . . . . .      550,315     14,533    5.32%       541,619    14,712     5.48%
Noninterest bearing liabilities. . . .       28,056                            22,339
                                           --------                          --------
Total liabilities. . . . . . . . . . .      578,371                           563,958
Equity . . . . . . . . . . . . . . . .       44,285                            40,793
                                           --------                          --------
Liabilities and equity . . . . . . . .      622,656                           604,751
                                           ========                          ========
                                                      --------                         --------
Net interest income. . . . . . . . . .                   9,725                            9,454
                                                      ========                         ========
                                                                 ------                            ------
Interest rate spread . . . . . . . . .                            2.75%                             2.73%
                                                                 ======                            ======

Net interest margin. . . . . . . . . .                            3.21%                             3.17%
                                                                 ======                            ======


OTHER INCOME

Other income during the first six months of 1998 increased by $1,015,000 or 60.5% compared with the first six months of 1997 due to large increases in retail banking fees and gains on sales of loans. The increased retail banking fees resulted primarily from the fees associated with an increased number of checking accounts, additional ATM's in service during the first six months of 1998 compared to 1997, and an increase in the second quarter of 1998 of the fee, begun during the second quarter of 1997, for non-customer ATM transactions at Company owned ATM's.

In addition, gains on sales of loans increased substantially to $1,181,000 for the first six months of 1998 as compared to $515,000 for the same period of 1997. The increase in gain on sale is directly related to the increase in sales (fundings) during the period. The table below compares certain mortgage banking information for the six months ended June 30, 1998 to the same period in 1997 (in thousands):

                                      For the Six Months Ended June 30,
                              ---------------------------------------------
                                                                        $              %
                                 1998               1997             Increase      Increase
                                -------          ---------           --------      --------

Applications                   $143,554            $79,825            $ 63,279          80%
Closings                         98,239             59,114              39,125          66%
Fundings                         89,365             50,950              38,415          75%
Ending Pipeline                  72,088             21,872              50,216         230%




<Page 12>

OTHER EXPENSES

Other expenses increased $1,269,000 or 16.1% during the first six months of 1998 as compared to the same period in 1997. This increase was primarily due to a $1,210,000 combined net increase in salary, benefits and net occupancy expense which is the result of the cost incurred to operate and staff two additional retail banking offices opened in the second quarter of 1998, the cost of additional ATM's, and the cost of additional loan officers and support staff added throughout the second half of 1997 and the first half of 1998 in support of the Company's objective of increasing local, non-residential loan portfolios.


                                  For the six months ended
                                            June 30
                                 -------------------------
                                   1998               1997
                                 -------------------------

Loan servicing                     $235               $230
Service bureau                      476                387
Advertising                         384                433
Legal and accounting                263                240
Office supplies                     375                297
Other                               635                731
                                -------            -------
                                $ 2,368            $ 2,318
                                =======            =======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

There has been no material adverse changes during the six months ended June 30, 1998 in the ability of the Company to fund its operations. The Office of Thrift Supervision
("OTS") has established minimum liquidity requirements for savings associations. Current regulations require a liquidity level of at least 4%. The Bank's liquidity ratio at June 30, 1998 was 5.68% and exceeded 4% at each measurement date during the first six months of 1998.

REGULATORY CAPITAL STANDARDS

The Company is in compliance with all of its regulatory capital requirements at June 30, 1998.

MARKET RISK

Management of the Company believes that during the six months ended June 30, 1998 there has not been a material adverse change in the market risk, defined as risk of loss arising from changes in market rates and prices of the Company.

YEAR 2000

The Company's Year 2000 effort is proceeding in accordance with a written plan which has been adopted by the Company's
Board of Directors. Progress reports are provided to the Board at least quarterly.

The Company's plan is divided into four broad areas of concern: hardware, software, service providers and customers. Year 2000 issues being addressed in each of these areas include both information technology related and non-information technology related.

Overall, the Company has identified specific issues related to each broad area of concern and has satisfactorily completed assessment tasks to be performed with respect to each group as follows:


<Page 13>

         Area                      Tasks                                    % Complete
         -----                     -------                                  -----------

         Hardware                  Obtain information                           60%
                                   from manufacturers and
                                   vendors that individual
                                   pieces of hardware are
                                   Year 2000 compliant

         Software                  Obtain information                           44%
                                   from manufacturers and
                                   vendors that software
                                   applications are
                                   Year 2000 compliant

         Service Providers         Obtain information                           34%
                                   from individual
                                   service providers as
                                   to whether they are
                                   Year 2000 compliant

         Customers                 Obtain information                           61%
                                   from significant
                                   customers as to
                                   whether they are
                                   Year 2000 compliant


At June 30, 1998 the Company expected to be near the end of the assessment phase of its plan and estimates that 95% of the tasks to be accomplished had been completed. There are no material, incomplete tasks pursuant to the Company's plan.

Activities scheduled for the third quarter include the majority of our own independent testing to be performed and further progress on the items noted above. Also scheduled is a determination of the level of testing to be performed on the Company's main transaction processing system which is provided by a third party at the third party's data center; the testing of transactions processed by the data center may be less than 100% because numerous other clients of the service provider and the OTS use or could potentially be testing many of the same transactions, and a sharing arrangement would be cost beneficial to all parties.

The Company presently estimates that it will spend $350,000, approximately 30% of which will be to replace outdated computers which have been fully depreciated. The remainder of the estimated cost which includes salary of staff temporarily assigned to the project will be expensed as incurred. Management of the Company expects its Year 2000 remediation efforts to be largely complete by June 30, 1999.

IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 (the
"Statement") "Accounting for Derivative Instruments and
Hedging Activities" was issued during June 1998.

This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to

<Page 14>

changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

The accounting for changes in the fair value of a derivative
(that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This Statement generally precludes designating a nonderivative financial instrument as a hedge of an asset, liability, unrecognized firm commitment, or forecasted transaction.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This Statement should not be applied retroactively to financial statements of prior periods.

Management is presently unsure when the Statement will be adopted; however, it will be no later than January 1, 2000.
This Statement is not expected to have a material effect on the Company's financial condition or results of operations.

<Page 15>

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

           Inapplicable


ITEM 2 - CHANGES IN SECURITIES

           Inapplicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

           Inapplicable


ITEM 4 - None


ITEM 5 - OTHER INFORMATION

           None

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

           (a)    Exhibits - None
           (b)    Reports on Form 8-K - None

<Page 16>


SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST COASTAL BANKSHARES, INC.






August 12, 1998                        /s/ John A. B. Davies, Jr.
-----------------                      -------------------------
     Date                              John A. B. Davies, Jr.
                                       President/
                                       Chief Executive Officer




August 12, 1998                         /s/ Dennis R. Stewart
----------------                       -------------------------
     Date                              Dennis R. Stewart
                                       Executive Vice President/
                                       Chief Financial Officer