Form 10-Q
period 1998-09-30
FIRST COASTAL BANKSHARES INC
filed 1998-11-16
CIK 847260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark One)
/X/      Quarterly Report Pursuant to Section 13 or 15(d) of
the
         Securities Exchange Act of 1934


                      FOR QUARTER ENDED September 30, 1998

                                       or


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



         Transition Period                  From:               To:


                         Commission File Number: 0-19398



                         FIRST COASTAL BANKSHARES, INC.
             -------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



         Virginia                                         54-1534067
-------------------------                            ---------------------
(State or other jurisdiction of                      (IRS Employer ID No.)
incorporation or organization


2101 Parks Avenue
Virginia Beach, Virginia 23451
----------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number:                                (757)428-9331
                                                            ----------------

                                       N/A
           ----------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          If Changed Since Last Report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,986,541
                                                 ---------

                         FIRST COASTAL BANKSHARES, INC.

                                    CONTENTS






PART I - FINANCIAL INFORMATION

ITEM I
Unaudited Consolidated Statement of Financial
Condition as of September 30, 1998
and December 31,1997                                                     1

Unaudited Consolidated Statement of Income for
the three and nine months ended
September 30, 1998 and 1997                                              2

Unaudited Consolidated Statement of Cash Flows
for the nine months ended
September 30, 1998 and 1997                                          3 - 4

Unaudited Consolidated Statement of Stockholders'
Equity for the nine months ended
September 30, 1998                                                       5

Notes to Unaudited Consolidated
Financial Statements                                                 6 - 7

Item II
Management's Discussion and Analysis of
Financial Condition and Results of Operations                       8 - 18

PART II - OTHER INFORMATION

ITEM 1
Legal Proceedings                                                       19

ITEM 2
Changes in Securities                                                   19

ITEM 3
Defaults Upon Senior Securities                                         19

ITEM 4
Submission of Matters to a Vote of
Security Holders                                                        19

ITEM 5
Other Information                                                       19

ITEM 6
Exhibits and Report on Form 8-K                                         19

SIGNATURES                                                              20

                         FIRST COASTAL BANKSHARES, INC.
             UNAUDITED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)


                                                     September 30,  December 31,
                                                         1998           1997
                                                     ------------   ------------

ASSETS

Cash and amounts due from banks                         $   9,844      $   7,236
Federal funds sold and interest
         bearing deposits                                  10,467            194
Investment securities
         Held-to-maturity (approximate fair
                  value $3,003 and $10,786,
                  respectively)                             2,996         11,006
         Available-for-sale                                 9,414          8,407
Mortgage-backed and related securities
         Held-to-maturity (approximate fair
                  value $16,576 and $23,780,
                  respectively)                            16,822         24,369
         Available-for-sale                                69,664         86,637
Loans receivable, net
         Held-for-investment                              431,103        454,477
         Held-for-sale                                     12,188          8,356
Foreclosed real estate, net                                 1,504          2,382
Property and equipment, net                                 6,375          6,888
Accrued income receivable, net                              3,839          4,414
Other assets                                                4,056          1,822
                                                        ---------      ---------
                                                        $ 578,272      $ 616,188
                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                $ 396,568      $ 407,443
Advances from the Federal Home
         Loan Bank                                        114,234        143,084
Securities sold under agreements
         to repurchase                                     14,495         17,033
Advance payments by borrowers
         for taxes and insurance                            1,478            906
Other liabilities                                           5,373          3,573
                                                        ---------      ---------
                                                          532,148        572,039
                                                        ---------      ---------

STOCKHOLDERS' EQUITY
Serial preferred stock, authorized
         5,000,000 shares, no shares issued
         or outstanding                                        --             --
Common stock, $.01 par value,  10,000,000
         shares authorized;  4,986,541 shares issued
         and outstanding in 1998 (4,980,611 in 1997)           50             50
Capital in excess of par value                              9,564          9,465
Retained earnings - substantially
         restricted                                        36,942         34,588
Accumulated other comprehensive
         income (loss)                                       (432)            46
                                                        ---------      ---------
                                                           46,124         44,149
                                                        ---------      ---------
                                                        $ 578,272      $ 616,188
                                                        =========      =========

              Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands, except per share data)


                                      For the Three Months   For the Nine months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
                                        1998       1997        1998       1997
                                       ------     ------      ------      -----

Interest and fees on loans           $  9,780    $ 10,262    $ 29,662   $ 30,072
Interest on mortgage-backed
   and related securities               1,296       1,634       5,003      5,117
Other interest and
   dividend income                        314         404         983      1,277
                                     --------    --------    --------   --------
   Total interest income               11,390      12,300      35,648     36,466
                                     --------    --------    --------   --------
Interest on deposits                    4,655       4,735      14,537     14,800
Interest on advances from
  Federal Home Loan Bank                1,832       2,556       6,067      6,925
Interest on repurchase
   agreements                             191         238         607        516
                                     --------    --------    --------   --------
   Total interest expense               6,678       7,529      21,211     22,241
                                     --------    --------    --------   --------
Net interest income                     4,712       4,771      14,437     14,225
Provision for loan losses                --            50        --          225
                                     --------    --------    --------   --------
Net interest income after
   provision for loan losses            4,712       4,721      14,437     14,000
                                     --------    --------    --------   --------
OTHER INCOME

Mortgage lending fees                     814         386       1,995        901
Retail banking fees                       571         429       1,472      1,041
Mortgage loan servicing fees              144         154         482        510
Gain on sale of securities                 92          15          92         15
Gain on sales of foreclosed
   real estate                             29          20          57         60
Other                                     176          84         420        238
                                     --------    --------    --------   --------
                                        1,826       1,088       4,518      2,765
                                     --------    --------    --------   --------
OTHER EXPENSES

Salaries and employee
  benefits                              2,339       1,987       7,074      5,764
Net occupancy expense                     947         767       2,701      2,269
Federal deposit insurance
  premiums                                 65          66         190        272
Other net expense (gain) of
   foreclosed real estate                 (71)        (22)         60         56
Provision for losses on
   foreclosed real estate                   9         100          46        100
Other                                   1,328       1,138       3,696      3,456
                                     --------    --------    --------   --------
                                        4,617       4,036      13,767     11,917
                                     --------    --------    --------   --------
Income before income taxes              1,921       1,773       5,188      4,848
Provision for income taxes                709         674       1,937      1,867
                                     --------    --------    --------   --------
Net income                           $  1,212    $  1,099    $  3,251   $  2,981
                                     ========    ========    ========   ========
Earnings per share, basic            $   0.24    $   0.22    $   0.65   $   0.60
Earnings per share, diluted              0.24        0.22        0.63       0.59
                                     ========    ========    ========   ========
Dividend per common share            $   0.06    $   0.05    $   0.18   $   0.15
                                     ========    ========    ========   ========

            The Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                    For the Nine months
                                                                    Ended September 30,
                                                                     1998         1997
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                               $   3,251    $   2,981
         Adjustments to reconcile net income to net
                  cash provided (used) by operating activities:
         Provision for loan losses                                       --          225
         Provision for losses on foreclosed real estate, net             46          100
         Recovery of losses on real estate
                  acquired in settlement of loans                        22           --
         Depreciation                                                   985          822
         Amortization of loan discounts, premiums and
                  fees, net                                            (402)        (569)
         Amortization of other discounts and premiums, net              205           99
         Gain on sales of securities available-
                  for-sale                                              (92)         (15)
         Gain on sales of foreclosed real estate                        (57)         (60)
         Gain on sales of assets                                        (55)          --
         Gain on sales of loans                                      (1,995)        (901)
         Originations of loans held-for-sale                       (146,347)     (88,424)
         Proceeds from sales of loans held-for-sale                 144,510       85,175
         Decrease in accrued income receivable                          575          249
         Increase in other assets                                    (1,987)      (1,300)
         Increase (decrease) in other liabilities                     1,800         (201)
                                                                  ---------    ---------

         Net cash provided (used) by operating
                  activities                                            459       (1,819)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease (increase) in loans receivable                 21,780      (10,983)
         Principal payments received on mortgage-backed
                  and related securities                             32,721       22,651
         Proceeds from maturities of investment securities            9,752        7,072
         Proceeds from sales of investment securities
                  available-for-sale                                  2,092        2,015
         Proceeds from sales of foreclosed real estate                2,875        1,598
         Proceeds from sale of property and equipment                   472           --
         Purchases of:
                  Mortgage-backed securities available-for-sale      (9,244)     (10,723)
                  Investment securities available-for-sale           (4,637)      (2,284)
                  Property and equipment                               (889)      (1,576)
                  Additions to foreclosed real estate                   (12)        (142)
                                                                  ---------    ---------

         Net cash provided by investing activities                   54,910        7,628
                                                                  ---------    ---------

                                                                       Continued

            The Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)





                                                           For the Nine Months
                                                            Ended September 30,
                                                             1998         1997
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in money market deposit accounts,

NOW accounts and savings deposits                         $  32,059    $   8,302
         Net decrease in time deposits                      (42,934)     (44,117)
         Proceeds from Federal Home Loan Bank advances      189,200      175,200
         Payments on Federal Home Loan Bank advances       (218,050)    (155,226)
         Net (decrease) increase in securities
                  sold under agreements to repurchase        (2,538)      12,121
         Net increase in advance payments by borrowers          572          776
         Proceeds from issuance of common stock                 100           98
         Cash dividends paid                                   (897)        (746)
                                                          ---------    ---------
Net cash used by financing activities                       (42,488)      (3,592)
                                                          ---------    ---------
Increase in cash and cash equivalents                        12,881        2,217
Cash and cash equivalents at beginning of period              7,430        7,335
                                                          ---------    ---------


CASH AND CASH EQUIVALENTS INCLUDES
         Cash and amounts due from banks                  $   9,844    $   9,333
         Federal funds sold and interest
                  bearing deposits                           10,467          219

SUPPLEMENTAL CASH FLOW INFORMATION
         Interest paid on deposits                        $  21,076    $  22,852
         Income taxes paid                                    2,102        1,685

SCHEDULE OF NONCASH INVESTING ACTIVITIES
         Real estate acquired in settlement
           of loans, net of allowances                    $   1,996    $   1,812


            The Notes to Unaudited Consolidated Financial Statements
                     are an integral part of this statement

                         FIRST COASTAL BANKSHARES, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                        Capital                          Accumulated
                                                       In Excess                           Other
                                     Common Stock         of            Retained        Comprehensive
                                 Shares         Amount Par Value        Earnings        Income (loss)       Total
                                ------------------------------------------------------------------------------------
Balance,
         December 31,1997       4,980,611         $ 50   $ 9,465        $ 34,588          $  46            $ 44,149

Net income for the
         nine months ended
         September 30, 1998                                                3,251                              3,251

Sale of shares of
         common stock to
         employee stock
         purchase plan              3,802                     63                                                 63

Issuance of common
         stock under
         dividend rein-
         vestment plan              2,128                     36                                                 36


Net unrealized loss
         on securities
         available-for-
         sale, net of tax                                                                  (478)               (478)

Cash dividends paid                                                         (897)                              (897)
                                 --------       ------   -------         -------        -------             -------
Balance,
         September 30, 1998     4,986,541         $ 50   $ 9,564        $ 36,942        $  (432)           $ 46,124
                                =========       ======   =======         =======        =======             =======
Balance,
         December 31, 1996      4,970,307         $ 50   $ 9,336        $ 31,480        $   (39)           $ 40,827

Net income for the
         nine months ended
         September 30, 1997                                                2,981                              2,981

Sale of shares of
         common stock to
         employee stock
         purchase plan              4,855                     57                                                 57

Issuance of common
         stock under
         dividend rein-
         vestment plan              2,883                     36                                                 36

Exercise of stock
         options                      750                      5                                                  5

Net unrealized gain
         on securities
         available-for-
         sale, net of tax                                                                   160                 160

Cash dividends paid                                                         (746)                              (746)
                                ---------       ------   -------         -------        -------             -------
Balance,
         September 30, 1997     4,978,795         $ 50   $ 9,434        $ 33,715        $   121            $ 43,320
                                =========       ======   =======         =======        =======             =======

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

2. Net unamortized premiums on loans and mortgage-backed securities amounted to $2,341,000 at September 30, 1998. Deferred loan fees at September 30, 1998 amounted to $1,133,000.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

4. In addition to undisbursed loan funds of $48,813,000, the Bank had outstanding commitments to purchase or originate $31,650,000 in loans and investment securities at September 30, 1998. The Company also had outstanding commitments to sell $15,731,000 in loans and securities at September 30, 1998.

5. The weighted average number of shares used in the computation of basic and diluted earnings per share is as follows (in thousands):


                                                      For the three    For the nine
                                                      months ended     months ended
                                                      September 30     September 30
                                                      ------------     ------------
                                                      1998    1997     1998    1997
                                                     -------------    -------------

Weighted average shares outstanding - basic          4,985   4,976    4,983   4,974
Effect of dilutive stock options                       135     124      156      90
Weighted average shares outstanding - diluted        5,120   5,100    5,139   5,064



6. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Comprehensive income includes net income for the period plus other items of comprehensive income as described in SFAS 130. The only item of other comprehensive income applicable to the Company is the change in unrealized gains and losses on securities available-for-sale. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,124,000 and $1,224,000, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $2,773,000 and $3,141,000, respectively.

7. On October 28, 1998, the Company entered into an Agreement and Plan of Merger with Centura Banks, Inc. (the "Agreement"). The parties desire to consummate the merger during the first quarter of 1999. Consummation of the merger is subject to several conditions including, among other things, receipt of stockholder and regulatory approval. Under the Agreement, the Company would be merged with and into Centura Banks, Inc. Shareholders of the Company would receive .34 shares of Centura common stock for each share of Company common stock outstanding on the date of the merger, subject to adjustment under certain circumstances.

                         FIRST COASTAL BANKSHARES, INC.
           ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS

The Company's total assets at September 30, 1998 were $578 million which is a decrease of $37.9 million or 6.2% from December 31, 1997. The net decrease is the result of a $19.5 million decrease in total loans receivable and a $24.5 million decrease in mortgage-backed and related securities.

The mix of the Company's loans receivable has shifted from 1-4 family residential loans and toward certain of the Company's other loan categories as shown in the following table (dollars in thousands):


                                  09/30/98   12/31/97   09/30/97
                                  --------   --------   --------
Loans
         Residential mortgage     $224,232   $280,620   $288,704
         Commercial real estate     66,867     68,910     68,310
         Construction               70,935     48,321     42,538
         Land acquisition           10,784     15,751     19,584
         Commercial                 38,171     24,750     19,966
         Consumer                   24,399     20,422     19,931
         Held-for-sale              12,188      8,356      8,935
                                  --------   --------   --------
         Total                    $447,576   $467,130   $467,968
                                  ========   ========   ========


The net decreases in residential mortgage loans noted above were caused by increased prepayments and declining originations of such loans due to a flat yield curve and declining interest rates. This interest rate environment results in increased prepayments of the Company's residential mortgage loans as borrowers seek to refinance their loans at lower fixed rates, thus also shifting the origination of new loans from the Company's portfolio loan products which are shorter term and variable rate loans. The Company sells all of its longer term, fixed rate loans in the secondary market.

The overall increase in the Company's other loan categories (collectively, non-residential) is the direct result of the Company's emphasis on originating such loans.

The decrease in the Bank's mortgage-backed and related securities portfolio at September 30, 1998 as compared to December 31,1997 was due to the increased prepayments of the underlying loans combined with management's decision not to purchase these types of securities at this time.

LIABILITIES

Total liabilities decreased during the first nine months of 1998 by $39.9 million or 7.0% to $532 million. This net decrease is the result of a $28.9 million decrease in advances from the Federal Home Loan Bank, a $2.5 million decrease in securities sold under agreements to repurchase, and a $10.9 million decrease in deposits. These decreases were partially offset by a $1.8 million increase in other liabilities.

Management's objective is to increase the Hampton Roads retail deposit base and de-emphasize other deposits and brokered deposits. Components of total deposits at the periods indicated are as follows (in thousands):


                                  9/30/98   12/31/97    9/30/97
                                ---------   --------   --------

Hampton Roads Retail Deposits
         Non-interest checking   $ 24,996   $ 17,310   $ 17,117
         Interest checking         22,573     16,778     16,922
         Savings                  117,977     99,071     75,885
         CD's                     170,307    184,653    185,270

Other and Non-Local Deposits     $ 30,715   $ 36,723   $ 39,488

Brokered CD's                    $ 30,000   $ 52,908   $ 52,892



NONPERFORMING ASSETS

Nonperforming assets of the Bank comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Nonperforming assets totaled $5.5 million at September 30, 1998 and $6.9 million, at December 31, 1997.

The delinquent loan component of nonperforming assets was $3.9 million and $4.6 million at September 30, 1998 and December 31, 1997, respectively. Delinquent loans were substantially secured by single-family residential properties at September 30, 1998.

Allowances for possible losses on loans and foreclosed real estate are maintained by the Bank. The following table sets forth the activity in the Bank's allowance for loan losses and allowance for losses on foreclosed real estate for the periods indicated:


                                                1998          1997
                                              ----------   ----------

ALLOWANCE FOR LOAN LOSSES
         Balance, January 1                   $4,297,000   $4,390,000
Provision for loan losses                           --        225,000
         Less net charges-offs                    12,000      152,000
                                              ----------   ----------
         Balance, September 30,               $4,285,000   $4,463,000
                                              ==========   ==========

ALLOWANCE FOR LOSSES ON FORECLOSED
  REAL ESTATE
         Balance, January 1                   $  335,000   $  235,000
         Provision for losses on foreclosed
                  real estate                     46,000      100,000
         Less net charges to the allowance        56,000         --
                                              ----------   ----------
         Balance, September 30,               $  325,000   $  335,000
                                              ==========   ==========



RESULTS OF OPERATIONS:    Three Months Ended September 30, 1998 and 1997

NET OPERATING RESULTS

For the three months ended September 30, 1998, the Company earned $1,212,000 or $.24 per diluted share as compared to $1,099,000 or $.22 per diluted share for the same period in 1997.

NET INTEREST INCOME

Net interest income during the quarter ended September 30,1998 was $4.7 million as compared to $4.8 million during the same period of 1997. The net interest margin for the quarter ended September 30, 1998 was 3.33% as compared to 3.26% during the third quarter of 1997. The decrease during the 1998 quarter in the yield on mortgage- backed and related securities is the result of a decrease in long-term interest rates which causes increased actual and projected prepayment speeds and reduced yields on certain securities.

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).

                                                            For the three-months ended September 30,
                                                 ----------------------------------------------------------------
                                                               1998                               1997
                                                 ----------------------------------------------------------------
                                                  Average                   Yield/   Average               Yield/
                                                  Balance     Interest      Cost     Balance    Interest    Cost
                                                 --------     ---------     ------   --------   --------   ------
Interest earning assets
         Loans                                    $455,108    $  9,780       8.58%  $471,057    $ 10,262   8.71%
         Mortgage-backed and related
securities                                          94,440       1,296       5.49%    95,357       1,634   6.86%
         Investment securities and other
                  earning assets                    20,548         314       6.06%    26,561         404   6.04%
                                                  --------    --------    ----      --------    --------   ----
                           Total earning assets    570,096      11,390       7.98%   592,975      12,300   8.29%

Nonearning assets                                   24,737                            20,086
                                                    ------                            ------
                  Total assets                     594,833                           613,061
                                                   =======                           =======
Interest bearing liabilities
         Time deposits                             230,311       3,187       5.49%   262,946       3,823   5.77
         Interest bearing demand and
                  other deposits                   146,357       1,468       3.98%   101,701         912   3.52%
         FHLB advances                             123,726       1,832       5.87%   163,649       2,556   6.20
         Other borrowings                           14,120         191       5.36%    16,545         238   5.70
                                                  --------    --------       ----    -------       -----   ----
                  Total interest bearing
                           liabilities             514,514       6,678       5.15%   544,841       7,529   5.48%
Noninterest bearing liabilities                     34,387                            25,779
                                                    ------                            ------
Total liabilities                                  548,901                           570,620
Equity                                              45,932                            42,441
                                                    ------                            ------
Liabilities and equity                             594,833                           613,061
                                                   =======                           =======
                                                                 -----                             -----
Net interest income                                              4,712                             4,771
                                                                 =====                             =====
                                                                             ----                          ----
Interest rate spread                                                         2.83%                         2.81%
                                                                             ====                          ====
Net interest margin                                                          3.33%                         3.26%
                                                                             ====                          ====


OTHER INCOME

Other income during the third quarter of 1998 increased by $738,000 or 67.8% compared with the third quarter of 1997 due to large increases in retail banking fees and mortgage lending fees. The increased retail banking fees resulted primarily from the fees associated with an increased number of checking accounts, additional ATM's in service during the 1998 quarter compared to 1997, and an increase in the third quarter of 1998 of certain checking and deposit account fees.

In addition, mortgage lending fees increased substantially to $814,000 for the three months ended September 30, 1998 as compared to $386,000 for the same period of 1997. The increase in these fees is directly related to the increase in sales (fundings) of mortgage loans during the period. The table below compares certain mortgage lending information for the quarter ended September 30, 1998 to the same period in 1997 (in thousands):



                      For the Quarter Ended September 30,
                  ----------------------------------------
                                         $           %
                    1998      1997   Increase     Increase
                  ----------------------------------------

Applications      $55,186   $38,832   $16,354        42%
Closings           48,108    29,234    18,874        65%
Fundings           47,153    29,434    17,719        60%
Ending Pipeline    61,023    25,179    35,844       142%


OTHER EXPENSES

Other expenses increased $581,000 or 14.4% during the third quarter of 1998 as compared to the same period in 1997. This increase was primarily due to a $531,000 combined net increase in salary, benefits and net occupancy expense which is the result of the cost incurred to operate and staff two additional retail banking offices opened in the second quarter of 1998, the cost of additional ATM's, and the cost of additional loan officers and support staff added throughout the second half of 1997 and the first nine months of 1998 in support of the Company's objective of increasing local, non-residential loan portfolios. In addition, the Company closed one branch during June 1998. As a result of these initiatives, the Company operates 16 branches at September 30, 1998 versus 14 a year earlier, has 38 ATM's in service versus 23 a year earlier, and has 285 full time equivalent employees versus 225 at September 30, 1997.

Additional other expenses are as follows (in thousands):

                      For the Three Months
                       Ended September 30
                       ------------------
                         1998     1997
                       ------   ------

Loan servicing         $  101   $  107
Service bureau            225      205
Advertising               166      124
Legal and accounting      123       91
Office supplies           206      155
Other                     507      456
                       ------   ------
                       $1,328   $1,138

RESULTS OF OPERATION:      Nine months Ended September 30, 1998 and 1997

NET OPERATING RESULTS

For the nine months ended September 30, 1998, the Company earned $3,251,000 or $.63 per diluted share as compared to $2,981,000 or $0.59 per diluted share for the same period in 1997.

NET INTEREST INCOME

Net interest income during the nine months ended September 30, 1998 was $14.4 million as compared to $14.2 million during the same period of 1997. The net interest margin for the nine months ended September 30, 1998 was 3.25% as compared to 3.20% during the first nine months of 1997. The decrease during the quarter in the yield on mortgage-backed and related securities is the result of a decrease in long-term interest rates which causes increased actual and projected prepayment speeds and reduced yields on certain securities.

The following table sets forth the weighted average yields earned on the Company's assets, the weighted average interest rates paid on the Company's liabilities, and the net yield on average interest earning assets for the periods indicated. Average balances are determined on a daily basis and nonperforming loans are included in the average loan amount (dollars in thousands).

                                                        For the Nine Months Ended September 30,
                                                 -------------------------------------------------------------------
                                                               1998                               1997
                                                 --------------------------------    -------------------------------
                                                  Average                 Yield/    Average                 Yield/
                                                   Balance    Interest      Cost     Balance    Interest     Cost
                                                  --------    --------    --------   --------   --------    --------
Interest earning assets
         Loans                                    $464,570    $ 29,662       8.52%   $463,992   $ 30,072      8.64%
         Mortgage-backed and related
             securities                            104,635       5,003       6.38%     99,222      5,117      6.88%
         Investment securities and other
                  earning assets                    21,870         983       6.01%     27,381      1,277      6.24%
                                                  --------    --------       ----    --------   --------      ----
                           Total earning assets    591,075      35,648       8.05%    590,595     36,466      8.24%

Nonearning assets                                   22,205                                        16,957
                                                    ------                                        ------
                   Total assets                    613,280                                       607,552
                                                   =======                                       =======
Interest bearing liabilities
         Time deposits                             247,435      10,340       5.59%    279,607     12,080      5.78%
         Interest bearing demand and
                  other deposits                   140,363       4,197       4.00%    101,154      2,720      3.59%
         FHLB advances                             135,627       6,067       5.98%    149,696      6,925      6.19%
         Other borrowings                           14,825         607       5.47%     12,248        516      5.64%
                                                  --------    --------       ----    --------   --------      ----
                  Total interest bearing
                           liabilities             538,250      21,211       5.27%    542,705     22,241      5.48%
Noninterest bearing liabilities                     30,190                             23,498
                                                    ------                             ------
Total liabilities                                  568,440                            566,203
Equity                                              44,840                             41,349
                                                    ------                             ------
 Liabilities and equity                            613,280                            607,552
                                                   =======                            =======
                                                                ------                            ------
Net interest income                                             14,437                            14,225
                                                                ======                            ======

                                                                             ----                             ----
Interest rate spread                                                         2.78%                            2.76%
                                                                             ====                             ====
Net interest margin                                                          3.25%                            3.20%
                                                                             ====                             ====

OTHER INCOME

Other income during the first nine months of 1998 increased by $1,753,000 or 63.4% compared with the first nine months of 1997 due to large increases in retail banking fees and mortgage lending fees. The increased retail banking fees resulted primarily from the fees associated with an increased number of checking accounts, additional ATM's in service during the first nine months of 1998 compared to 1997, an increase in the fee for non- customer ATM transactions at Company owned ATM's, and an increase in certain checking and deposit account fees.

In addition, mortgage lending fees increased substantially to $1,995,000 for the first nine months of 1998 as compared to $901,000 for the same period of 1997. The increase in these fees is directly related to the increase in sales (fundings) of mortgage loans during the period. The table below compares certain mortgage lending information for the nine months ended September 30, 1998 to the same period in 1997 (in thousands):

                     For the Nine Months Ended September 30,
                  --------------------------------------------
                                            $            %
                    1998       1997     Increase      Increase
                  --------   --------   --------      --------

Applications      $198,741   $118,658   $ 80,083         67%
Closings           146,348     88,348     58,000         66%
Fundings           136,518     80,384     56,134         70%
Ending Pipeline     61,023     25,179     35,844        142%

OTHER EXPENSES

Other expenses increased $1,850,000 or 15.5% during the first nine months of 1998 as compared to the same period in 1997. This increase was primarily due to a $1,742,000 combined net increase in salary, benefits and net occupancy expense which is the result of the cost incurred to operate and staff two additional retail banking offices opened in the second quarter of 1998, the cost of additional ATM's, and the cost of additional loan officers and support staff added throughout the second half of 1997 and the first nine months of 1998 in support of the Company's objective of increasing local, non-residential loan portfolios.

Additional other expenses are as follows (in thousands):

                  For the Nine Months Ended
                       September 30
                     ------------------
                        1998    1997
                     ------------------

Loan servicing           336     338
Service bureau           701     591
Advertising              550     557
Legal and accounting     387     332
Office supplies          581     452
Other                  1,141   1,186
                       -----   -----
                       3,696   3,456
                       =====   =====


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

There has been no material adverse change during the nine months ended September 30, 1998 in the ability of the Company to fund its operations. The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. Current regulations require a liquidity level of at least 4%. The Bank's liquidity ratio at September 30, 1998 was 5.24% and exceeded 4% at each measurement date during the first nine months of 1998.

REGULATORY CAPITAL STANDARDS

The Company is in compliance with all of its regulatory capital requirements at September 30, 1998.

MARKET RISK

Management of the Company believes that during the nine months ended September 30, 1998 there has not been a material adverse change in the market risk, defined as risk of loss arising from changes in market rates and prices of the Company's assets or liabilities.

YEAR 2000

The Company's Year 2000 effort is proceeding in accordance with a written plan ("Plan") which has been adopted by the Company's Board of Directors. Progress reports are provided to the Board at least quarterly.

The Company's Plan is divided into four broad areas of concern: hardware, software, service providers and customers. Year 2000 issues being addressed in each of these areas include both information technology related and non-information technology related.

At September 30, 1998, the Company had largely completed the Plan's assessment phase, which is mainly the risk evaluation and identification process, and the renovation phase, which is mainly the modification or replacement of equipment and systems that were identified as not Year 2000 compliant.

At September 30, 1998, there are no material, incomplete tasks pursuant to the Company's Plan.

Activities scheduled for the fourth quarter include the continuation of testing of the Company's internal systems and the implementation of certain remediated systems. Also scheduled is the completion of a contingency plan, the execution of which, if necessary, will enable the Company to continue operations and maintain customer confidence in the event of systems failure caused by unanticipated Year 2000 problems.

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

This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available- for-sale security, or a foreign-currency-denominated forecasted transaction.

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


ITEM 4 - None


ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

              (a)      Exhibits - None
              (b)      Report on Form 8-K -

          - On November 3, 1998, the Company filed a current report on Form 8- K, Items 5 and 7, to report that the Company had entered into an Agreement and Plan of Merger dated October 28, 1998, for the merger of the Company with and into Centura Banks, Inc.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST COASTAL BANKSHARES, INC.






November 16, 1998                   /s/ John A. B. Davies, Jr.
-----------------                   -------------------------
     Date                           John A. B. Davies, Jr.
                                    President
                                    Chief Executive Officer




November 16, 1998                   /s/ Dennis R. Stewart
----------------                    ---------------------------
     Date                           Dennis R. Stewart
                                    Executive Vice President
                                    Chief Financial Officer